Form 10-K
BIO RESPONSE INC
filed 1997-01-02
CIK 311927

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the fiscal years ended December 31,
                1990,1991,1992,1993,1994,1995,1996
               Commission File Number  0-9201

                      BIO-RESPONSE, INC.
   (Exact name of Registrant as specified in its charter)

                Delaware                       13-2701846
  (state or other jurisdiction of          (I.R.S. Employer
  incorporation of organization)           identification No.)

                   1612 N. Osceola Avennue
                  Clearwater, Florida 34615
        (Address of Principal Executive Offices)(Zip Code)
       Registrant's telephone number, including area code:
                        (813) 443 3434
 Securities Registered pursuant to Section 12(g) of the Act
         Common Stock, par value $.0004  per share.

 Indicate  by  check  mark whether the Registrant  (1)  has
 filed  all  reports required to be filed by Section 13  or
 15(d)   of the Securities Exchange Act of 1934 during  the
 preceding  12 months  (or for such shorter period that the
       Registrant  was required to file such reports).
               Yes __________  No. ___ X _____
                        _____________

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,
 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 9,176,554 (as of 10-K June 30, 1989 and bankruptcy reports). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years.



     PART I

Item 1. Business

Corporate Background Information

      BIO-RESPONSE, INC. (the"Registrant") was incorporated on February 9, 1972 under the laws of the State of Delaware. The Company's business consisted of specializing in the culturing of mamalian cells and the production of cellular proteins, such as antibodies, blood factors, enzymes and hormones. The Registrant conducted an initial public offering of its Common Stock in June, 1979 pursuant to a Form S-2 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to
Section  12(g) of the Securities Exchange Act of  1934  (the
"Exchange Act").

      After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on September 14, 1989. This proceeding was filed in with the U.S. Bankruptcy Court for the Northern District of California and designated as Case # 4-89-04159N-
3. On September 15, 1995 the Company's case under Chapter 11 was closed by an order of the Court and the trustee was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September,
1989.   The  Registrant  has  been  totally  inactive  since
September 15, 1995.

      During the pendancy of the Bankruptcy, the management of the Registrant neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a
Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the National Quotation Bureau, the last published quotation for the Company's Common Stock was posted by M.H. MEYERSON & CO., Inc., one of the Company's market makers, on October 15, 1996. At that time, the published quote was $0.00 bid and $0.05 asked. There have been no published quotations for the Company's Common Stock since October 15, 1996.

     Acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general,
Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

       After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes.
Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). This Certificate was filed in the office of the Secretary of State of the State of Delaware on December 26, 1996 and at the date of this Proxy Statement the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

Proposed Operations

      While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 1989, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Registrant will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

      Capston believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing the a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

      If the Plan is approved by the Stockholders, the Registrant will be fully reactivated and then used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Registrant. Although Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

      Capston and its officers, directors and consultants anticipate that the selection of a business opportunity for the Registrant will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

      Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston anticipates that the Registrant will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Registrant to offset potential losses from one venture against gains from another. Moreover, due to the Registrant's lack of any meaningful financial, managerial or other resources, Capston believes the Registrant will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

      In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition.

      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Registrant may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Registrant may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code") In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Registrant would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Registrant intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Registrant and any target company.

      As part of the Registrant's investigation of potential business opportunities, Capston and its officers, directors and consultants will ordinarily meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Registrant's limited resources and Capston's limited expertise. The manner in which the Registrant participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Registrant and other parties and the relative negotiating strength of the Registrant and such other management.

      With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Registrant which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's current Stockholders.

      Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Registrant of the related costs incurred.

Item 2. Properties

      None.

Item 3. Legal Proceedings

      None.

Item 4.  Submission  of  matters to a vote of Security
Holders

      None.


     PART II

Item 5. Market for Registrant's Common Equity

Even though the Company reported on its form 12-b-25 filed April 2, 1990. that there was no active trading and the Company did not any longer meet NASDAQ requirements, National Quotation Bureau reported that on October 15, 1996 there was a closing ask of $0.05 with no closing bid reported.

Item 6. Selected Financial Data.


Operating Revenues    1992   1993   1994 1995   1996
Income (Loss) from
Continuing Operation   0       0      0   0      0
Income (Loss) from
Continuing Operations
Per Share              0       0      0   0     0

Total Assets           0       0      0   0     0
Long Term Obligations  0       0      0   0     0
Cash DividendsDeclared 0       0      0   0     0
Per Common Share

Item 7. Management Discussion and Analysis of Financial
Condition and Results of Operations.

This 10-K is for the purpose of providing financial information in regard to the years that BIO-RESPONSE was in bankruptcy. To that end, the attached financial statements include an audited statement for September 15, 1995 when the Registrant's petition was declared closed and the trustee was discharged.
-
Management has attempted to reconstruct financial statements for the years in which BIO-RESPONSE was in bankruptcy. This was not possible due to the fact as a matter of routine the Trustee abandons all Records of the Debtor's Estate. Therefore, records necessary for reconstructing responsible financial statements for the years in bankruptcy were not available.

The Company had no operations on which to report during bankruptcy or since that time. It is the intention of the acting management to seek stockholder approval through a future proxy to seek out and acquire a private company which can cause the Company to once again become a viable operating public company.

Item 8. Financial Statements and Supplementary Data.

See the Financial Statements attached.

Item 9. Changes in and Disagreements With Accoutants on
Accounting and Financial Disclosure.

      The Registrant's financial statements for the years ended December 31, 1988 were audited by the firm of TOUCHE ROSS & Co., Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements from 1989 - 1995. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended
1995,  and  to  serve  as the Registrant's  auditor  in  the future. During the fiscal years ended 1995, and the subsequent interim period preceding the appointment of TOUCHE ROSS, CPA, there were no reportable disagreements between the Registrant and the firm of TOUCHE ROSS, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


     PART III

Item 10. Directors and Executive Officers of the Registrant

      Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, has assumed the duties of President, Secretary, Treasurer and Sole Director of the Registrant pending a Special Meeting of the Stockholders that is presently scheduled for January 31, 1997. At that Meeting, Ms. Fonner intends to seek re-election for a term of office that is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management.

Item 11. Executive Compensation.

No officer or director of the Registrant has received any compensation for services performed during the past three years and no future compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Registrant's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Title of Class Name / Address Amount of Percent of
                              Beneficial Owner
Beneficial Owner

Common  Eli S. Jacobs                2,975,218 32.4%
        375 Park Avenue
        New York, New York
        10022

        Executive Life
        Insurance Co                  3,157,891 12.5%
        11444 West Olympic
        Boulevard
        Los Angeles, California
        90064

        Elliott Associates, L.P.        1,000,526 9.8%
        110 E. 59th Street
        New York, New York
        10022

      Capston Network Company             2,000     ---
      1612 N. Osceola Avenue
      Clearwater, Florida 34615

The above information, with the exception of Capston Network
Company, is taken from the last filed 10-k dated June 30, 1989.

Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and
Reports.

Financial statements filed with this report:

      Independent Auditor's report for September 15, 1995,
      Balance Sheet of September 15, 1995
      Statements of Income for September 15, 1995
      Shareholder Equity for September 15, 1995
      Independent Auditor's report for December 31, 1996.
      Balance Sheet of December 31, 1996
      Statements of Income for December 31, 1996
      Shareholders Equity for December 31, 1996.

Exhibits:

Exhibit 3.1 Certificate of Reinstatement
Exhibit 3.2  Amended By-Laws



   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RESPONSE, INC.
Date: _______________    By____________________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this report has been signed  belowy  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ______________    By_____________________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer