Form 10QSB
period 1997-06-30
BIO RESPONSE INC
filed 1997-08-08
CIK 311927

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1997
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes E[X]E NoEE[ E ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class           Outstanding at  June  30, 1997

Common Stock, $0.0004 Par Value    9,176,554 Shares subject to a reverse
     See ITEM 4.                   split and other shares approved
                                   for issuance.  See ITEM 4.



                         TABLE OF CONTENTS



PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of June 30, 1997
        and December 31, 1996                                3
       Consolidated Statements of Income for the Three Month
        Periods Ended June 30, 1997 and June 30, 1996.       4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended June 30, 1997 and June 30, 1996.       5
       Notes to Financial Statements                         6
ITEM 2 ManagementOs Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II OTHER INFORMATION                                    9
       SIGNATURES                                            9

                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
               June 30, 1997 and December 31, 1996
                           (unaudited)

                                06/30//97  12/31/96
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.0004
per share 20,000,000 shares
authorized,
9,176,554 shares issued
 and outstanding                    0            0
Additional Paid in Capital       26,145        1,760
Retained  Earnings (Deficit)    {26,145}      (1,760)
                                ______        _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and
 Shareholders Equity          $    0           $ 0
                              =========       ========



         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the periods ending June 30, 1997 and June 30, 1996
                           (unaudited)


                                1997            1996
                              06-30-97       06-30-96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $26,145        $   0
Filing Fees                   $    0         $   0

Net Income/Loss for the
 period                       $(26,145)      $  0
                              =========      ========


         See accompanying notes to financial statements



                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
          for six months ended June 30, 1997 and  1996
                           (unaudited)


                              For Six Months Ended
                                06-30-97   06-30-96

Cash Flows from Operating Activities

 Net Income                    $(26,145)               0

Net Cash Provided (used) /
By Operating Activities            0                   0


Expenses Paid by Capston       26,145                  0

Net Increase (Decrease) in Cash    0                   0
Cash at Beginning of Period        0                   0

Cash at End of Period         $    0              $    0
                              ========               ====














         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (A Dormant State Company)


                          June 30, 1997

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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In February of 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company (OCapstonO), a stockholder of the Company. Subsequently, the Special meeting of the Stockholders of March 10, 1997, which was continued until July 29, 1997, at which time proxies representing a quorom of stockholders were received and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

1. To ratify the actions of Capston in (i) effecting a renewal, revival and restoration of the Company's Certificate of Incorporation; (ii) adopting amended by-laws to govern the business affairs of the Company, and (iii) filing the reports and other documents necessary to bring the Company current with respect to its reporting obligations under the Securities Exchange Act of 1934;

2. To  elect a person designated by Capston to serve as the  sole member  of  the  Board  of Directors  until  the  1998  annual
   Meeting  of   Stockholders, or until her successor is  elected
   and qualified;

3. To consider and vote upon proposed an Amendment to the Company's Certificate of Incorporation that will effect a reverse split of all issued and outstanding shares of Common Stock in the ratio of one (1) share of new Common Stock for each 30.5885 shares presently outstanding so that immediately thereafter the Company will have a total of 300,000 shares issued and outstanding;

4. To  consider and vote upon a proposal to issue 200,000  shares
   of   Common   Stock  to  persons  designated  by  Capston   as
   compensation for services rendered in connection with the implementation of the Plan;

5. To consider and vote upon a proposal which will give the Board of Directors authority to pay an in-kind Finder's Fee to unrelated third party finders who introduce the Company to a suitable acquisition prospect.

6. Consider and vote upon a proposal that will give the Board of Directors discretionary authority to (i) change the Company's name and (ii) issue up to 4,500,000 shares of Common Stock to unrelated third parties, all without prior stockholder approval, in connection with a business combination transaction of the type contemplated by the Plan; and

7. To consider and vote upon a proposed Amendment to the Company's Certificate of Incorporation that will increase the authorized capital stock of the Company to 25,000,000 shares of $0.01 par value Common Stock and 5,000,000 shares of $0.01 par value Preferred Stock.

     Detailed disclosure respecting each of the amendments is set forth in the RegistrantOs Proxy Statement dated January 29,  1997 which is incorporated herein by this reference.

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.   Exhibits            None
       B.Reports on Form 8-K      None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   BIO-RESPONSE, INC.

                                             /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: July 31, 1997

                                            /S/
                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: July 31, 1997