Form 10QSB/A
period 1997-06-30
BIO RESPONSE INC
filed 1997-09-25
CIK 311927

FORM 10-QSB/A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1997
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-9201

                       BIO-RESPONSE, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453151
    other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                      Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (IssuerOs telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class           Outstanding at  June  30, 1997

Common Stock, $0.0004 Par Value           9,176,554 Shares
                                          subject to a reverse
                                          split and other shares
                                          approved for issuance.
                                          See ITEM 4.


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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In February of 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company (Capston), a stockholder of the Company. Subsequently, the Special meeting of the Stockholders of March 10, 1997, was continued on six (6) ocassions, until July 29, 1997, when proxies representing a quorom of stockholders were received and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.Exhibits                 None
       B.Reports on Form 8-K      None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   BIO-RESPONSE, INC.


                                                /s/
                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 24, 1997


                                                /s/
                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 24, 1997