Form 10QSB
period 1997-09-30
BIO RESPONSE INC
filed 1997-10-15
CIK 311927

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1997
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-9201

                       BIO-RESPONSE, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453151
    other jurisdiction of                            (I.R.S.Employer
  incorporation or organization)                    Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (Issuer's telephone number, including area code)

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

     Title of Each Class        Outstanding at  September  30, 1997

Common Stock, $0.0004 Par Value           9,176,554 Shares subject to
      subject to Item 4.                  a reverse split of 30.5885
                                          and other shares approved for
                                          issuance.See ITEM 4.









                          TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                     PAGE

ITEM 1 Financial Statements

       Consolidated Balance Sheets as of September 30, 1997
       and September 30, 1996                                      3

       Consolidated Statements of Income for the Nine  Month
       Periods Ended September 30, 1997 and September 30, 1996.    4

       Consolidated Statements of Cash Flow for the Nine  Month
       Periods Ended September 30, 1997 and September 30, 1996.    5

       Notes to Financial Statements                               6

ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations               7

PART II OTHER INFORMATION                                          9

        SIGNATURES                                                 9







                        BIO-RESPONSE, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
            September 30, 1997 and September 30, 1996
                           (unaudited)


                                       09/30//97   09/30/96
Assets


Organization Cost                         $    0      $   0

Total Assets                                   0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.0004 per share
20,000,000 shares authorized,
9,176,554 shares issued and outstanding        0          0
Additional Paid in Capital                27,777          0
Retained  Earnings (Deficit)             (27,777)         0
                                          ______    _______


Total Shareholders' Equity                     0          0
                                          ______    _______

Total Liabilities and Shareholders Equity  $   0    $     0
                                       =========   ========






         See accompanying notes to financial statements










                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
for the periods ending September 30, 1997 and September 30, 1996
                           (unaudited)


                                1997            1996
                              09-30-97       09-30-96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $27,777        $   0
Filing Fees                   $    0         $   0

Net Income/Loss for the       (27,777)       $   0
period                       =========      ========


         See accompanying notes to financial statements









                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
       for nine  months ended September 30, 1997 and  1996
                           (unaudited)


                                             For Nine Months Ended
                                            09-30-97       09-30-96

Cash Flows from Operating Activities
Net Income                                 $(27,777)              0

Net Cash Provided (used) /
By Operating Activities                           0               0


Expenses Paid by Capston                     27,777               0

Net Increase (Decrease) in Cash                   0               0
Cash at Beginning of Period                       0               0

Cash at End of Period                        $    0          $    0
                                           ========            ====









              See accompanying notes to financial statements










                        BIO-RESPONSE, INC.
                    (A Dormant State Company)


                       September 30, 1997

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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep BIO-RESPONSE current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares,
(ii)up to 4,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee.

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

      During the pendancy of the Bankruptcy, the Company did not file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Lumiere Securities, the last published quotation for the Company's Common Stock was posted by M. H. Meyerson & Co., Inc., one of the Company's market makers, on September 30, 1997. At this time, the published quote was $0.03 bid and $0.10 asked.

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

      The Plan is approved by the Stockholders. The Company is fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Company. Consequently, the Company's potential success will be heavily dependent  on  the  efforts  and abilities  of  Capston  and  its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Company. Although Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     Detailed disclosure respecting each of the amendments is set forth in the Registrant's Proxy Statement dated January 29,  1997 which is incorporated herein by this reference.

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits            None

        B.Reports on Form 8-K      None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   BIO-RESPONSE, INC.

                                     /s/


                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 30, 1997

                                     /s/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 30, 1997