Form 10KSB
period 1997-12-31
BIO RESPONSE INC
filed 1998-05-06
CIK 311927

Bio-Response, Inc.
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [Fee Required]
   FOR THE YEAR ENDED DECEMBER 31, 1997

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  Commission File Number 0-9201

                        BIO-RESPONSE, INC.
         (Name of small business issuer in its charter)

Delaware                                     59-3453151
(state or other jurisdiction of incorporation or organization)
(IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida    33755
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number:                 (813) 443 3434

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.004 per share.

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]No [   ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                            [   ]

    The issuer's revenues for its most recent fiscal year were $0.

    The aggregate market value of the 2,040,919 shares of Common Stock, $.0004 par value per share, held by non-affiliates of the Issuer, based on the closing sale price on December 27, 1997 of $0.03 per share, was $61,228. However, since trading is sporadic
and   rare,  the  non-affiliates  holding  cannot  be  reasonably assessed and the audit financials reflect zero value. The number of shares of the Common Stock, outstanding on December 31, 1997 was 9,176,554. This outstanding number is subject to a reverse split of 30.5885 to 1,approved by a Special Meeting of the
Stockholders   held  on  March  10,  1997,   which   results   in
outstanding shares of 300,000. Further Ms. Fonner and Capston, in the same Special Meeting, were approved for a compensation of
an   additional  200,000  shares  for  their  duties.  To   avoid
administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees along with effecting the reverse split until an acquisition is completed

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                Yes [   ]  No [X]

               DOCUMENTS INCORPORATED BY REFERENCE

   Not Applicable.
 PART I

Item 1. Description of Business

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

    During the pendancy of the Bankruptcy, the Company did not file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Bloomberg, the last published quotation for the Company's Common Stock was posted by M. H. Meyerson & Co., Inc., one of the Company's market makers, on September 30, 1997. At this time, the published quote was $0.03 bid and $0.10 asked.

     In 1996, acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other Stockholder of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general, Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

    After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of BIO-RESPONSE to pay its Delaware taxes. Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). The total out-of-pocket costs paid by Capston incurred in connection with the restoration of the Company's charter was $450. This Certificate was filed in the office of the Secretary of State of the State of Delaware on December 26, 1996. and at the date of this report the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.


Operations


    The Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities. In July of 1997, the Stockholders overwhelmingly voted for the adoption and implementation of a Plan presented by Capston and Ms. Fonner, (sole director) whereby the Company was restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

    Capston and Ms. Fonner believes the Company offers owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, neither is aware of any empirical statistical data that would independently confirm or quantify their beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

    The Plan is approved by the Stockholders. The Company is fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston and Ms. Fonner on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of Ms. Fonner, Capston and its consultants and legal advisors, who have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Ms. Fonner and Capston have had limited experience in the proposed business of the Company. Although Ms. Fonner and Capston believes that the Company will be able to enter into a business combination transaction during 1998, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company is not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

     Capston, Ms. Fonner, legal advisers and consultants anticipate that the selection of a business opportunity for the Company will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

    Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston, Ms. Fonner, legal advisers and consultants anticipate that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Company to offset potential losses from one venture against gains from another. Moreover, due to the Company's lack of any meaningful financial, managerial or other resources, Capston. Ms. Fonner, legal advisers and consultants believe the Company will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

      In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition until after the completion of the acquisition occurs, and then, only in an orderly manner.

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

Item 2. Description of Property

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations. The Company had no operations during the year ended December 31, 1997 and no material assets or liabilities as of December 31, 1997.

Item 3. Legal Proceedings

   Not Applicable

Item 4. Submission of matters to a vote of Security Holders

   Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

    There has been no active trading in the Issuer's common stock for over five years. The Issuer does have six (6) market makers. It does not , however, have any active trading. The highest bid was $.02 with the highest ask being $.07. The Company's trading symbol is BRSP and trades on the OTC.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    For the past nine months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well structured public shells is strong. Over the last eight months, the Company has evaluated a number of potential acquisition candidates. In each case, however, the Company has rejected as unsuitable because of several reasons. The most predominant ones were capital structure, lack of audited statements and inadequate working capital. In some cases, the Company was rejected for unknown reasons. However, Capston continues to seek for a qualified candidate.

Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1997 and no material assets or liabilities as of December 31, 1997. Stockholder approved the Plan whereby the Company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.

Plan of Operation.

    The Company has not engaged in any material operations or had any revenues from operations since its bankruptcy. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

    During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Company. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report on Form 10-K, the Company has not found any acquisition to date.

    Management anticipates that Capston, will advance minor administrative expenses up to approximately $50,000. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

    At the present time, management has no plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Company under applicable federal and state laws.

    Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Item 7. Financial Statements.

   For the information called for by this Item, see the Financial Statements attached.

Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

    The Registrant's financial statements for the years ended December 31, 1989 were audited by the firm of TOUCHE ROSS & Co., Certified Public Accountants. As a result of the bankruptcy proceedings discussed elsewhere herein, the Registrant did not prepare financial statements for the years ended December 31,1990 through December 31, 1996. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended December 31, 1996 and to serve as the Registrant's auditor in the future. During the fiscal year ended 1990, and the subsequent periods preceding the appointment of Want & Ender, CPAs, there were no known reportable disagreements between the Registrant and the firm of TOUCHE ROSS & Co., Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors and Executive Officers of the Registrant

    Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, performs the duties of President, Secretary, Treasurer and Sole Director of the Registrant. Ms. Fonner term of office is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management. Ms. Fonner shall seek re-election at the annual meeting in 1998 if a business combination has not been completed.

Item 10. Executive Compensation.

    Ms. Fonner is the sole officer and director of the Registrant and has received no monetary compensation for services performed during her tenure. Further, no future monetary compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Ms. Fonner was approved by the stockholders in a Special Meeting, to have compensation of 200,000 shares of stock, not subject to the reverse split
approved   by  stockholders  in  the  same  meeting.   To   avoid
administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees until an acquisition is completed.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

    The following table presents certain information regarding the beneficial ownership of the Company's equity securities at February 28, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and officers, and
(iii) all directors and officers as a group.
                         Number of SharesPercent of
     Name            Beneficially Owned (1) Class
      Eli S. Jacobs          2,975,218    32.4%
      375 Park Avenue
      New York, New York
      10022

     Executive Life
     Insurance Co           3,157,891     12.5%
     11444 West Olympic Boulevard
     Los Angeles, California
     90064

    Elliott Associates,
    L.P.                    1,000,526        9.8%
    110 E. 59th Street
    New York, New York
    10022

    Capston Network Company     2,000      .0002%
    1612 N. Osceola Avenue
    Clearwater, Florida 34615

    All directors and officers
    as a group.                 2,000         .0002%

The above information, with the exception of Capston Network
Company, is taken from the last filed 10-K dated June 30, 1989.
Capston has no information which would lead them to change the above data.

(1)Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.

    The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB, however, the Issuer's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston in the event that the plan of reorganization described therein is approved by the Stockholders.

Item 12. Certain Relationships and Related Transactions

   No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year..

Item 13. Exhibits and Reports on Form 8-K.

Financial statements filed with this report:

   Independent Auditor's report for December 31, 1996 and
   December 31, 1997.
    Balance Sheet of December 31, 1996 and December 31, 1997. Statements of Income for December 31, 1996 and December 31, 1997.
    Shareholders Equity for December 31, 1996 and December 31,
    1997.


 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Response, Inc.
Date:April 15, 1998    By_____/s/_______________
                       Sally Fonner,
                       Director
                       President
                       and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : _4/15/98    By______/s/_______________
                      Sally Fonner,
                      Director
                      President
                      and Chief Financial Officer


































WANT &: ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS        37 East 28th Street, 8th Floor
                                   New York, NY 10016
MARTIN UNDER, CPA                  Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                           Fax (212) 684-5433

                  Independent Auditor's Report

To the Shareholders and Board of Directors
BIO-RESPONSE, INC.

We have audited the accompanying consolidated balance sheet of BIO-RESPONSE, INC. (A Dormant State Company) at December 31, 1997 and December 31, 1996 and the related consolidated statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-RESPONSE, INC. (A Dormant State Company) at December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
March 17, 1998
                       BIO-RESPONSE, INC.
                   ( A Dormant State Company)
                   Consolidated Balance Sheets
                   December 31, 1997 and 1996

                                              1997                1996

ASSETS

Organization Cost                             0                     0

                                             _______             _______

Total Assets                                    0                    0
                                             _______             _______




LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common Stock, par value $.004 per share;
20,000,000 shares authorized;
9,176,554 shares issued and outstanding          0            0
Additional Paid in Capital                      41,945        350
Net Profit/(Loss)                              (41,945)       (350)

Total Stockholders' Equity                      0               0




Total Liabilities and
Stockholders' Equity                             0              0


         See accompanying notes to financial statements


                       BIO-RESPONSE, INC.
                    (A Dormant State Company)
              Consolidated Statements of Operations
          For the Year Ended December 31, 1997 and 1996



                                 1997             1996

Revenues                          $               0 $                0


Expenses
Administrative Expenses          (41,945)           0
Filing Fees                                       (350)



Net Income/Loss for the year$(41,945)            $ (350)





         See accompanying notes to financial statements

!

                       BIO-RESPONSE, INC.
                    (A Dormant State Company)
       Consolidated Statement of Changes in Shareholders'
                        Equity/(Deficit)
         For the years ended December 31, 1997 and 1996

                                   1997        1996



Common Stock
(9,176,554 SHARES ISSUED & OUTSTANDING)      $     0 $                  0
Additional Paid in Capital                    42,255                  350

Balance January                                 (350)                   0

Net Income/(Loss) for the year                (41,945)               (350)

Balance December 31                                  0                  0




    See accompanying notes to financial statements



                       BIO-RESPONSE, INC.
                     Statement of Cash Flows
             For the Period Ended December 31, 1997

                                Current Year                Prior Year
                                  12-31-97                  12-31-96

                           Cash Flows from Operating Activities

Net Income                        $(41,945)           $          (350)
Net Cash Provided (Used)
By Operating Activities           $ 41,945                        350


Cash Flows from Financing
Activities                               0                       0
Proceeds from Capston-Paid in
Capital                              41,945                     350

Net Cash Provided (Used)
By Financing Activities                    0                     0

Net Increase (Decrease) in Cash            0                     0
Cash at Beginning of Period                0                     0
Cash at End of Period                  S   0                S    0



                       BIO-RESPONSE, INC.
                    (A Dormant State Company)

                        December 31, 1997


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