Form 10QSB
period 1998-03-31
BIO RESPONSE INC
filed 1998-05-15
CIK 311927

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1998
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class           Outstanding at  March 31, 1998

Common Stock, $0.0004 Par Value           9,176,554 Shares
subject to a reverse                      subjec to Item 4.
split of 30.5885 and other shares                    approved for
issuance. See ITEM 4.
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of March 31, 1998
        and March 31, 1997                                   3
       Consolidated Statements of Income for the Three Month
        Periods Ended March 31, 1998 and March 31, 1997.     4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended March 31, 1998 and March 31, 1997.     5
       Notes to Financial Statements                         6
ITEM 2 ManagementOs Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                March 31, 1998 and March 31, 1997
                           (unaudited)


                                3/31/98    3/31/97
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.0004 per share
20,000,000 shares authorized,
9,176,554 shares issued and outstanding           0         0
Additional Paid in Capital       43,299        10,655
Retained  Earnings (Deficit)    (43,299)      (10,655)
                                ______        _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and Shareholders Equity     $   0    $
0
                              =========       ========






         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the years ending March 31, 1998 and March 31, 1997
                           (unaudited)


                               1998           1997
                              3-31-98        03-31-97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $1,354         $8,895
Filing Fees                   $    0         $   0

Net Income/Loss for the  year $ (1,354)      $        (8,895)
                              =========      ========


         See accompanying notes to financial statements



                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
        for three  months ended March 31, 1998 and  1997
                           (unaudited)


                                   For Three Months Ended
                                03-31-98
03-31-97

Cash Flows from Operating Activities
 Net Income                   $(1,354)          $(8,895)

Net Cash Provided (used) /
By Operating Activities             0                  0


Expenses Paid by Capston         1,354                 8,895

Net Increase (Decrease) in Cash     0              0
Cash at Beginning of Period         0              0

Cash at End of Period         $     0             $    0
                              ========            ====














         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (A Dormant State Company)


                         March 31, 1998

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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep BIO-RESPONSE current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) up to 4,500,000 shares for an acquisition(s) and (ii) up to 5% of the acquisition for a finder's fee .

Note 4 As a result of a special meeting voting which is reported on the 1997 10-K, the stockholders approved a reverse split and a compensation package for Capston and the Director which results in the common shareholders having a total of 300,000 shares among themselves and Capston and Ms. Fonner having 200,000 shares , for a total of 500,000 outstanding. In addition, the stockholders approved an increase of authorized common shares from 20,000,000 to 25,000,0000 and preferred from 1,000,000 to
5,000,000. Due to adminstrative complexities, it is management's decision to delay both the issuance of thier compensation shares and the reverse split until a business combination is realized.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      BIO-RESPONSE   has  no operations, assets  or  liabilities.
Expenses incurred to keep it in good standing with governmental and regulatory bodies, maintain the transferability of its stock and interact with stockholders, are paid by Capston.

Results of Operations

      For the past twelve months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well structured public shells is strong. Over the last eight months, the Company has evaluated a number of potential acquisition candidates. In each case, however, the Company has rejected them as unsuitable because of several reasons. The most predominant ones were capital structure, lack of audited statements and inadequate working capital. In some cases, the Company was rejected for unknown reasons. However, Capston continues to seek for a qualified candidate.

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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In February of 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company (OCapstonO), a stockholder of the Company. Subsequently, the Special meeting of the Stockholders of March 10, 1997, which was continued until July 29, 1997, at which time proxies representing a quorum of stockholders were received and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

                                   BIO-RESPONSE, INC.



                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: March 31, 1998



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: March 31, 1998