Form 10QSB
period 1998-06-30
BIO RESPONSE INC
filed 1998-07-15
CIK 311927

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class           Outstanding at  June  30, 1998

        Common Stock, $0.0004 Par Value          9,176,554 Shares
     subject to a reverse                                split of
                 30.5885 and other shares approved for  issuance.
                                                 See ITEMS 2 & 4.
                                                TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of June 30, 1998
        and June 30, 1997                                    3
       Consolidated Statements of Income for the Six Month
        Periods Ended June 30, 1998 and June 30, 1997.       4
       Consolidated Statements of Cash Flow for the Six Month
        Periods Ended June 30, 1998 and June 30, 1997.       5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                 June 30, 1998 and June 30, 1997
                           (unaudited)
                                06/30//98  06/30/97
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.0004 per share
20,000,000 shares authorized,
9,176,554 shares issued and outstanding           0         0
Additional Paid in Capital       48,856       26,145
Retained  Earnings (Deficit)    {48,856)      (26,145)
                                ______        _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and Shareholders Equity     $        0    $
0
                              =========       ========






         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the periods ending June 30, 1998 and June 30, 1997
                           (unaudited)


                                1998            1997
                              06-30-98       06-30-97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $6,511         $26,145
Filing Fees                   $    0         $   0

Net Income/Loss for the  period $            (6,511)     $
26,145
                              =========      ========


         See accompanying notes to financial statements



                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
          for six months ended June 30, 1998 and  1997
                           (unaudited)


                                   For Six Months Ended
                                06-30-98
06-30-97

Cash Flows from Operating Activities
 Net Income                      $(6,511)       (26,145)

Net Cash Provided (used) /
By Operating Activities                0               0
Expenses Paid by Capston           6,511          26,145

Net Increase (Decrease) in Cash        0            0
Cash at Beginning of Period            0             0

Cash at End of Period             $    0          $  0
                                  ========         =======














         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (A Dormant State Company)


                          June 30, 1998

Note 1. HISTORY OF THE COMPANY

BIO-RESPONSE, Inc., (A Dormant State Company), was incorporated on 1972, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in January 1979 and in connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.

On September 14, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 4-89-04159 N-3) in the U.S. Bankruptcy Court for the Northern District of California. On September 15, 1995, the Company's case under Chapter 11 was closed under court order. As a result of the bankruptcy case, the Trustee oversaw all assets of the Company in Bankruptcy. The assets were sold and the Company ceased all operations. The Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On September 15, 1995 the Company's case under Chapter 11 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities for well over a half of a decade.

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

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of its actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. However, because Sally Fonner is both the President of BIO-RESPONSE and Capston, prior Staff Accounting Bulletins require under generally accepted accounting principles the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep BIO-RESPONSE current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) up to 4,500,000 shares for an acquisition(s) and (ii) up to 5% of the acquisition for a finder's fee.

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

Results of Operations

      For the past twelve months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well-structured public shells is strong. Over the last twelve months, the Company has evaluated a number of potential acquisition candidates. In each case, however, the Company has rejected them as unsuitable because of several reasons. The most predominant ones were capital structure, lack of audited statements and inadequate working capital. In some cases, the Company was rejected for unknown reasons. However, Capston continues to seek for a qualified candidate.

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

      During the pendency of the Bankruptcy, the Company did not file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Lumiere Securities, the last published quotation for the Company's Common Stock was posted by M. H. Meyerson & Co., Inc., one of the Company's market makers, on September 30, 1997. At this time, the published quote was $0.03 bid and $0.10 asked.

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

      The Stockholders approve the Plan. The Company is fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Company. Consequently, the Company's potential success will be heavily dependent  on  the  efforts  and abilities  of  Capston  and  its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Company. Although Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made to not participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

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

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE Currently but we are outlining the proposals that were approved in February of 1997. At that time, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company ("Capston"), a stockholder of the Company. Subsequently, the Special meeting of the Stockholders of March 10, 1997, which was continued until July 29, 1997, at which time proxies representing a quorum of stockholders were received, all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

                                   BIO-RESPONSE, INC.


                                                /s/
                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: July 15, 1998


                                                /s/
                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: July 15, 1998