Form 10QSB
period 1998-09-30
BIO RESPONSE INC
filed 1998-11-16
CIK 311927

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class        Outstanding at  September  30, 1998

                                        Common Stock, $0.0004 Par
                                        Value9,176,554 Shares
                                        subject to a reverse
                                        split of 30.5885 and
                                        other shares approved for
                                        issuance. See ITEM 4.
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of September 30, 1998
        and September 30, 1997                                     3
       Consolidated Statements of Income for the Nine  Month
        Periods Ended September 30, 1998 and September 30, 1997. 4 Consolidated Statements of Cash Flow for the Nine Month
        Periods Ended September 30, 1998 and September 30, 1997.   5
       Notes to Financial Statements                               6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations               7

PART II OTHER INFORMATION                                          9
       SIGNATURES                                                  9
                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
            September 30, 1998 and September 30, 1997
                           (unaudited)
                                09/30//98  09/30/97
 Assets


Organization Cost             $    0      $       0

 Total Assets                      0              0

Liabilities and
 Shareholder's Equity              0              0

Stockholders' Equity               0              0

Common Stock par value
 at $.0004 per share
20,000,000 shares authorized,
9,176,554 shares issued
 and outstanding                   0               0
Net Income/Loss for Period     (43,921)        27,777
Additional Paid in Capital      43,921        (27,777)
Retained  Earnings (Deficit)       0              0
                                ______        _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and
 Shareholders Equity        $      0        $     0
                              =========       ========






         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
for the periods ending September 30, 1998 and September 30, 1997
                           (unaudited)


                                1998            1997
                              09-30-98       09-30-97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $   43,921     $ 27,777
Filing Fees                   $    0         $   0

Net Income/Loss for the
  period                      $  (43,921)    $ (27,777)
                              =========      ========


         See accompanying notes to financial statements



                       BIO-RESPONSE, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
       for nine  months ended September 30, 1998 and  1997
                           (unaudited)


                              For Nine Months Ended
                                09-30-98            09-30-97

Cash Flows from Operating Activities
 Net Income                    $(43,921)         $(27,777)

Net Cash Provided (used) /
By Operating Activities            0                   0


Expenses Paid by Capston        43,921            27,777

Net Increase (Decrease) in Cash    0               0
Cash at Beginning of Period        0               0

Cash at End of Period         $    0             $ 0
                              ========            ====














         See accompanying notes to financial statements

                       BIO-RESPONSE, INC.
                    (A Dormant State Company)


                       September 30, 1998

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

      During the pendancy of the Bankruptcy, the Company did not file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Lumiere Securities, the last published quotation for the Company's Common Stock was posted by M. H. Meyerson & Co., Inc., one of the Company's market makers, on September 30, 1998. At this time, the published quote was $0.03 bid and $0.10 asked.

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

                                   BIO-RESPONSE, INC.



                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 30, 1998



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 30, 1998