Form 10-K
period 1998-12-31
BIO RESPONSE INC
filed 1999-05-05
CIK 311927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
    FOR THE YEAR ENDED DECEMBER 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission File Number 0-9201

                               BIO-RESPONSE, INC.
                 (Name of small business issuer in its charter)

Delaware                                       59-3453151
(state or other jurisdiction of incorporation or organization)
(IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida       33755
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number:                   (727) 443 3434

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

                         Yes [X] No [_]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

    The issuer's revenues for its most recent fiscal year were $0.

    The aggregate market value of the 2,040,919 shares of Common Stock, $.004 par value per share, held by non-affiliates of the Issuer, based on the closing sale price on December 27, 1998 of $0.03 per share, was $61,228. However, since trading is sporadic and rare, the non-affiliates holding cannot be reasonably assessed and the audit financials reflect zero value. The number of shares of the Common Stock, outstanding on December 31, 1998 was 9,176,554. This outstanding number is subject to a reverse split of 30.5885 to 1, approved by a Special Meeting of the Stockholders held on March 10, 1997, which results in outstanding shares of 300,000. Further Ms. Fonner and Capston, in the same Special Meeting, were approved for a compensation of additional 200,000 shares for their duties. To avoid administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees along with effecting the reverse split until an acquisition is completed or management perceives that it is necessary.

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

    During the pendancy of the Bankruptcy, the Company did not file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on August 30, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Bloomberg, the last published quotation for the Company's Common Stock was posted by M. H. Meyerson & Co., Inc., one of the Company's market makers, on October 15, 1996. At this time, the published quote was $0.03 bid and $0.10 asked. The Company continues to be quoted on the OTCBB, but there is no active trading.

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

Item 2. Description of Property

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998.

Item 3. Legal Proceedings

    Not Applicable

Item 4. Submission of matters to a vote of Security Holders

    Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

    As of December 31, 1998, there has been no active trading in the Issuer's common stock for over five years. The Issuer does have market makers, but does not have any active trading. The ask and bid are constantly below $.25. The Company's trading symbol is BRSP and trades on the OTCBB.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Since July of 1997, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well-structured public shells is strong. Over this time period, the Company has evaluated a number of potential acquisition candidates. In each case, however, the Company has rejected as unsuitable because of several reasons. The most predominant ones were capital structure, lack of audited statements and inadequate working capital. In some cases, the Company was rejected for unknown reasons. However, Capston continues to seek for a qualified candidate.

Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998. Stockholder approved the Plan whereby the Company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

    Ms. Sally Fonner, age 50, the president and sole stockholder of Capston, performs the duties of President, Secretary, Treasurer and Sole Director of the Registrant. Ms. Fonner term of office is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management. Ms. Fonner shall seek re-election at the annual meeting in 1999 if a business combination has not been completed.

Item 10. Executive Compensation.

    Ms. Fonner is the sole officer and director of the Registrant and has received no monetary compensation for services performed during her tenure. Further, no future monetary compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Ms. Fonner was approved by the stockholders in a Special Meeting, to have compensation of 200,000 shares of stock, not subject to the reverse split approved by stockholders in the same meeting. To avoid administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees until an acquisition is completed or it is deemed necessary to do so.

Item 11. Security Ownership of Certain Beneficial Owners and
Management


    The following table presents certain information regarding the beneficial ownership of the Company's equity securities at February 28, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and officers, and
(iii) all directors and officers as a group.

                           Number of Shares Percent of
      Name             Beneficially Owned (1)  Class

Eli S. Jacobs .................         2,975,218           32.4%
375 Park Avenue
New York, New York 10022

Executive Life Insurance Co ...         3,157,891           12.5%
11444 West Olympic Boulevard
Los Angeles, California 90064

Elliott Associates, L.P. ......         1,000,526            9.8%
110 E. 59th Street
New York, New York 10022

Capston Network Company .......             2,000             .0002%
1612 N. Osceola Avenue
Clearwater, Florida 34615

All directors and officers as a
a group .......................             2,000             .0002%

The above information, with the exception of Capston Network Company, is taken from the last filed 10-K dated June 30, 1989. Capston has no information, which would lead them to change the above data.

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.

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

Item 12. Certain Relationships and Related Transactions

    No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

Financial statements filed with this report:

    Independent Auditor's report for December 31, 1997 and December 31, 1998. Balance Sheet of December 31, 1997 and December 31, 1998.
    Statements of Income for December 31, 1997 and December 31,1998. Shareholders Equity for December 31, 1997 and December 31, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Response, Inc.

Date: May 1st, 1999       By________/s/____________
                              Sally Fonner,
                              Director
                              President
                              and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: May 1st, 1999        By_________/s/____________
                              Sally Fonner,
                              Director
                              President
                              and Chief Financial Officer

                  386 PARK AVENUE SOUTH SUITE 1618 NEW YORK, NY
                     TEL 212.684.2414 FAX 212.684.5433 EMAIL
                               WECPAPC@SPRYNET.COM

                                  WANT & ENDER
                                      CPA, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS




MARTIN ENDER, CPA
STANLEY Z. WANT, CPA, CFP

                          Independent Auditor's Report

To the Shareholders and Board of Directors BIO-RESPONSE, INC.

We have audited the accompanying consolidated balance sheet of BIO-RESPONSE, INC. (A Dormant State Company) at December 31, 1998 and December 31, 1997 and
the related consolidated statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-RESPONSE, INC. (A Dormant State Company) at December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
April 30, 1999

                               BIO-RESPONSE, INC.
                           ( A Dormant State Company)
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                 1998       1997

ASSETS

Organization Cost .........................         0          0

Total Assets ..............................         0          0

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common Stock, par value $.004 per share;
20,000,000 shares authorized;
 9,176,554 shares issued and outstanding ..        00
Additional Paid in Capital ................    45,030     41,945
Net Profit/(Loss) .........................   (45,030)   (41,945)

Total Stockholders' Equity ................         0          0




 Total Liabilities and Stockholders' Equity         0          0





See accompanying notes to financial statements

                              BIO-RESPONSE, INC.
                           (A Dormant State Company)
                    Consolidated Statements of Operations
                For the Year Ended December 31, 1998 and 1997



                                   1998        1997

Revenues ...................   $      0    $      0


Expenses
Administrative Expenses ....     45,030      41,945




Net Income/Loss for the year   $(45,030)   $(41,945)





See accompanying notes to financial statements.

                               BIO-RESPONSE, INC.
                            (A Dormant State Company)
               Consolidated Statement of Changes in Shareholders'
                                Equity/(Deficit)
                 For the years ended December 31, 1998 and 1997

                                              1998        1997
Common Stock
(9,176,554 SHARES ISSUED & OUTSTANDING)   $      0    $      0
Additional Paid in Capital ............     87,285      42,255

Balance January .......................    (42,255)       (350)

Net Income/(Loss) for the year ........    (45,030)    (41,945)

Balance December 31 ...................          0           0




See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                             Statement of Cash Flows
                     For the Period Ended December 31, 1998

               Current Year                   Prior Year

                                          12-31-98   12-31-97

Cash Flows from Operating Activities
Net Income .....................................   $(45,030)   $(41,945)
Net Cash Provided (Used) By Operating Activities   $(45,030)    (41,945)


Cash Flows from Financing Activities ...........          0           0
Proceeds from Capston-Paid in Capital ..........     45,030      41,945
Net Cash Provided (Used) By Financing Activities     45,030      41,945


Net Increase (Decrease) in Cash ................          0           0
Cash at Beginning of Period ....................          0           0
Cash at End of Period ..........................   $      0    $      0





See accompanying notes to financial statements.

                               BIO-RESPONSE, INC.
                            (A Dormant State Company)

                                December 31, 1998

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