Form 10QSB
period 1999-03-31
BIO RESPONSE INC
filed 1999-05-17
CIK 311927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

                                 (727) 443-3434
               (Issuer's telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [_]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

         Title of Each Class                 Outstanding at March  31, 1999

   Common Stock, $0.004 Par Value            300,000 approximately, but
                                             more were issued and
                                             outstanding during the first
                                             part of April, 1999.

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Consolidated Balance Sheets as of March 31, 1999

          and March 31, 1998                                                3

         Consolidated Statements of Income for the Three  Month
          Periods Ended March 31, 1999 and March 31, 1998.                  4

         Consolidated Statements of Cash Flow for the Three  Month
          Periods Ended March 31, 1999 and March 31, 1998.                  5

         Notes to Financial Statements                                      6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7

PART II  OTHER INFORMATION                                                  9

         SIGNATURES                                                         9

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                           Consolidated Balance Sheet
                        March 31, 1999 and March 31, 1998
                                   (unaudited)
                               03/31//99 03/31/98

Assets

Organization Cost .......................      $      0       $      0

 Total Assets ...........................             0              0

Liabilities and Shareholder's Equity ....             0              0

Stockholders' Equity ....................             0              0

Common Stock par value at $.004 per share
25,000,000 shares authorized,
300,000 shares issued and outstanding(4)              0              0
Net Income/Loss for Period ..............        (1,465)        (1,044)
Additional Paid in Capital ..............         1,465          1,044
Retained  Earnings (Deficit) ............       (87,285)       (43,299)
                                               --------       --------


Total Shareholders' Equity ..............             0              0
                                               --------       --------

Total Liabilities and Shareholders Equity      $      0       $      0
                                               ========       ========






                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                      Consolidated Statements of Operations
            for the periods ending March 31, 1999 and March 31, 1998
                                   (unaudited)


                                              1999          1998
                                            03-31-99      03-31-98
                                            --------      --------

Revenues ..............................      $     0       $     0

Expenses
Administrative Expenses ...............      $ 1,465       $ 1,044
Filing Fees ...........................      $     0       $     0

Net Income/Loss for the period ........      $(1,465)      $(1,044)
                                             =======       =======


                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                      Consolidated Statements of Cash Flows
                 for Three months ended March 31, 1999 and 1998
                                   (unaudited)


                                    For Three Months Ended
                                         03-31-99      03-31-98

Cash Flows from Operating Activities
 Net Income ........................      $(1,465)      $(1,044)

Net Cash Provided (used) /
By Operating Activities ............            0             0


Expenses Paid by Capston ...........        1,465         1,044

Net Increase (Decrease) in Cash ....            0             0
Cash at Beginning of Period ........            0             0
                                          -------       -------

Cash at End of Period ..............      $     0       $     0
                                          =======       =======














                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (A Dormant State Company)


                                 March 31, 1999

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




Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep BIO-RESPONSE current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $100,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares, (ii)up to 4,500,000 shares for an acquisition(s), (iii) up to 5% of the acquisition for a finder's fee and (iv) legal/consulting fees.


Note 4.  OUTSTANDING COMMON SHARES

      March 31, 1999, the reverse split approved by the stockholders in 1997 was implemented. The nature of the split and the number of shares in DTC makes it impossible to determine the number of shares outstanding at the time of this report. Further, more shares were issued in the early part of April.

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

      The Plan is approved by the Stockholders. The Company is fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Company. Although Capston believes that the Company will be able to enter into a business combination transaction during 1999, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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


Acquisition of Opportunities

      In implementing a particular business combination transaction, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Company will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Company's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote.
      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Company may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal
Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Company intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Company and any target company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         Reverse split implemented and authorized Preferred Shares are now 5,000,000 and Common Shares are 25,000,000.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

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

                                          BIO-RESPONSE, INC.


                                          --------------/s/---------------
                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: March 31, 1999


                                          --------------/s/---------------
                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: March 31, 1999