Form 10QSB
period 1999-06-30
BIO RESPONSE INC
filed 1999-08-30
CIK 311927

Form 10-QSB -- Page 1
                               1999 - 2nd Quarter
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9201

                               BIO-RESPONSE, INC.
               (Exact name of Issuer as specified in its charter)

              Delaware                                  59-3453151
       (other jurisdiction of                         (I.R.S Employer
   incorporation or organization)                    Identification No.)


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

         Title of Each Class                  Outstanding at June 30, 1999

   Common Stock, $0.004 Par Value               approximately 850,000 - see
                                                financial note 4 for more
                                                explanation

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Balance Sheets as of June 30, 1999

          and June 30, 1998                                                 3

         Statements of Income for the Three  Month
          Periods Ended June 30, 1999 and June 30, 1998.                    4

         Statements of Cash Flow for the Three  Month
          Periods Ended June 30, 1999 and June 30, 1998.                    5

         Notes to Financial Statements                                      6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

PART II  OTHER INFORMATION                                                 12

         SIGNATURES                                                        12

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                                  Balance Sheet
                         June 30, 1999 and June 30, 1998
                                   (unaudited)
                                06/30//99 06/3/98
 Assets


Organization Cost ................................      $      0       $      0

 Total Assets ....................................             0              0

Liabilities and Shareholder's Equity .............             0              0

Stockholders' Equity .............................             0              0

Common Stock par value at $.004 per share
25,000,000 shares authorized,
850,000 shares issued and outstanding(4) .........             0              0
Net Income/Loss for Period .......................       (24,605)        (2,562)
Additional Paid in Capital .......................        24,605          2,562
Retained  Earnings (Deficit) .....................       (98,928)       (48,856)
                                                        --------       --------


Total Shareholders' Equity .......................             0              0
                                                        --------       --------

Total Liabilities and Shareholders Equity ........      $      0       $      0
                                                        ========       ========






                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                            Statements of Operations

            for the periods ending June 30, 1999 and June 30, 1998
                                   (unaudited)


                                          For Three Months Ended
                                                          1999              1998
                                                      06-30-99          06-30-98
                                                      --------          --------

Revenues .....................................        $      0         $      0

Expenses
Administrative Expenses ......................        $ 24,065         $  2,562
Filing Fees ..................................        $      0         $      0

Net Income/Loss for the period ...............        $(24,065)        $ (2,562)
                                                      ========         ========


                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                            Statements of Cash Flows
                   for Six months ended June 30, 1999 and 1998
                                   (unaudited)


                                                          For Six Months Ended
                                                        06-30-99        06-30-98

Cash Flows from Operating Activities
 Net Income ....................................       $(24,605)       $(16,337)

Net Cash Provided (used) /
By Operating Activities ........................              0               0


Expenses Paid by Capston .......................         24,605          16,337

Net Increase (Decrease) in Cash ................              0               0
Cash at Beginning of Period ....................              0               0
                                                       --------        --------

Cash at End of Period ..........................       $      0        $      0
                                                       ========        ========














                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (A Dormant State Company)


                                  June 30, 1999

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

On September 14, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 4-89-04159 N-3) in the U.S. Bankruptcy Court for the Northern District of California. On September 15, 1995, the Company's case under Chapter 11 was closed under court order. As a result of the bankruptcy case, all assets of the Company were overseen by the Trustee in Bankruptcy. The assets were sold and the Company ceased all operations. The Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On September 15, 1995 the Company's case under Chapter 11 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities for a a decade.

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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep BIO-RESPONSE current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed another $100,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) up to 4,500,000 shares for an acquisition(s), (ii) up to 5% of the acquisition for a finder's fee and (iii) legal/consulting fees.


Note 4.  OUTSTANDING COMMON SHARES

      March 31, 1999, the reverse split approved by the stockholders in 1997 was implemented. Due to changes in listing requirements by the major exchanges from the number of shareholders to the number of rounded lot holders,(holders of at least a hundred shares) the Sole Director, elected to implement rounding provisions which would keep recordholders in a rounded position if they had previously held that status. Currently, based on recordholder calculations, we are anticipating an outstanding number of shares of 850,000. As of 8/19/99, the transfer agent reports that under the new CUSIP there are 324 record holders, holding 723,450 shares and 1,546 recordholders under the old CUSIP, holding 4,257,445 shares which are subject to a reverse of 32 and the rounding provisions.

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

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits                None

         B. Reports on Form 8-K     filed on 4/5/99  concerning  the  reverse
            split




                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIO-RESPONSE, INC.


                                                             /s/
                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: August 30, 1999


                                                             /s/
                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: August 30, 1999