Form 10QSB
period 1999-09-30
BIO RESPONSE INC
filed 1999-11-12
CIK 311927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9201

                               BIO-RESPONSE, INC.
               (Exact name of Issuer as specified in its charter)


                Delaware                           59-3453151
               (State or                       (I.R.S. Employer
          other jurisdiction of                Identification No.)
     incorporation or organization)

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

         Title of Each Class                Outstanding at September 30, 1999

   Common Stock, $0.004 Par Value               800,000 - see financial note
                                                4 for more explanation

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Balance Sheets as of September 30, 1999
          and September 30, 1998                                            3

         Statements of Income for the Three  Month
          Periods Ended September 30, 1999 and September 30, 1998.          4

         Statements of Cash Flow for the Three  Month
          Periods Ended September 30, 1999 and September 30, 1998.          5

         Notes to Financial Statements                                      6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


PART II  OTHER INFORMATION                                                 12

         SIGNATURES                                                        12

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                                  Balance Sheet
                    September 30, 1999 and September 30, 1998
                                   (unaudited)



                                             06/30/99     06/30/98
Assets


Organization Cost .......................   $       0    $       0

 Total Assets ...........................           0            0

Liabilities and Shareholder's Equity ....           0            0

Stockholders' Equity ....................           0            0

Common Stock par value at $.004 per share
25,000,000 shares authorized,
800,000 shares issued and outstanding(4)            0            0
Net Income/Loss for Period ..............      (7,906)      (4,935)
Additional Paid in Capital ..............       7,906        4,935
Retained  Earnings (Deficit) ............    (106,834)     (43,921)
                                            ---------    ---------


Total Shareholders' Equity ..............           0            0
                                            ---------    ---------

Total Liabilities and Shareholders Equity   $       0    $       0
                                            =========    =========











                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                            Statements of Operations

       for the periods ending September 30, 1999 and September 30, 1998
                                   (unaudited)


                                      For Three Months Ended

                                      1999             1998
                                   09 -30-99        09 -30-98
                                    -------          --------

Revenues .....................   $           0    $           0

Expenses
Administrative Expenses ......   $       7,906    $       4,935
Filing Fees ..................   $           0    $           0

Net Income/Loss for the period   $      (7,906)   $      (4,935)
                                 =============    =============










                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (a Dormant State Company)
                            Statements of Cash Flows
               for three months ended September 30, 1999 and 1998
                                   (unaudited)


                                        For Three Months Ended

                                         09-30-99          09-30-98
                                         --------          --------

Cash Flows from Operating Activities
 Net Income ........................   $      (7,906)   $      (4,935)

Net Cash Provided (used) /
By Operating Activities ............               0                0


Expenses Paid by Capston ...........           7,906            4,935

Net Increase (Decrease) in Cash ....               0                0
Cash at Beginning of Period ........               0                0
                                       -------------    -------------

Cash at End of Period ..............   $           0    $           0
                                       =============    =============










                See accompanying notes to financial statements

                               BIO-RESPONSE, INC.
                            (A Dormant State Company)


                               September 30, 1999

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


Note 4.  OUTSTANDING COMMON SHARES

On March 31, 1999, the Company filed an amendment to its certificate of incorporation that was intended to implement the 30.5885 to 1 reverse split approved by the stockholders in 1997. In connection with the filing of this Certificate of Amendment, the Company's sole director elected to implement certain rounding provisions to maximize the number of round-lot holders. While the implementation of these rounding provisions was based on the advice of legal counsel, the Company was subsequently advised by Delaware counsel that such rounding provisions were not in compliance with Delaware law. In addition, it was discovered that a clerical mistake had been made in the filing on the original reverse formula (it was filed as a 32 to 1 reverse split). Accordingly, on October 25, 1999 the Company filed a corrected Amendment to its Certificate of Incorporation which implemented the precise reverse split approved by the stockholders, Concurrently, legal counsel for the Company surrendered an aggregate of 27,904 shares of Common Stock to the Company's transfer agent for cancellation in order to (1) offset the over issuance of shares to certain of the Company's stockholders who benefited from the rounding provisions prior to the filing of the a corrected Amendment, and (2) bring the total number of shares issued and outstanding down to 800,000.

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


         NONE


ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits

            3.1 (I) Corrected Certificate of Amendment filed October 25, 1999

         B. Reports on Form 8-K

            NONE





                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIO-RESPONSE, INC.


                                                             /s/
                                          ---------------------------------
                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: November 11, 1999


                                                             /s/
                                          ---------------------------------
                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: November 11, 1999