Form 10KSB
period 1999-12-31
LIBERTY GROUP HOLDINGS INC
filed 2000-04-14
CIK 311927

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the fiscal year ended December 31, 1999

                                    OR

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission File Number: 0-9201

                          LIBERTY GROUP HOLDINGS, INC.

                 (Name of Small Business Issuer in Its Charter)

                  Delaware                            59-3453151
    (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)

              11 52nd Street
            Brooklyn, New York                          11232
    (Address of Principal Executive                   (Zip Code)
               Offices)

       Registrant's telephone number, including area code: (718) 492-1200

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange

         Title of Each Class:                    on which Registered:
         -------------------                     -------------------

    Common Stock, $0.004 par value                       None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $1,670,000 which reflects five weeks of operations of the issuer's primary subsidiary.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 27, 2000, was $3,034,500.

      As of March 27, 2000, 6,375,000 shares of the registrant's Common Stock were outstanding.

      Transitional Small Business Disclosure Format.  Yes [_]  No     [X]

                                     PART I

       The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.  Description of Business

Overview

      Liberty Group Holdings, Inc. (the "Company"), a Delaware corporation, is a holding company which owns various subsidiaries. Through Liberty Food Group, LLC, a Delaware limited liability company, the Company markets and distributes restaurant and pizzeria food items and supplies. Through Liberty Group Services, LLC, a Delaware limited liability company, the Company owns a majority equity share in AskTheRobot, LLC, a New York limited liability company ("AskTheRobot"), which provides personnel services to internet and e-commerce companies. Prior to the Merger (as described below) the Company was known as Bio-Response, Inc. ("Bio-Response"), which was incorporated in Delaware on February 9, 1972 to support various research activities, primarily in the area of immunology. Bio-Response conducted an initial public offering of its common stock in 1979 and after pursuing its business for several years filed a voluntary petition under Chapter 11 of the Bankruptcy Act in September 1989. In July 1997, Bio-Response was restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company. As a result of the bankruptcy, until the Merger and Asset Purchase (as described below), Bio-Response had no assets, liabilities, management or ongoing operations and was not engaged in any business activities.

       On November 23, 1999, Bio-Response and BR Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Bio-Response ("Merger Sub"), executed an Agreement and Plan of Merger with Liberty Food Group, Ltd., a Delaware corporation ("Liberty"), pursuant to which Merger Sub merged with and into Liberty (the "Merger"), and Bio-Response issued 4,500,000 shares of common stock, par value $0.004 per share (the "Common Stock") to the stockholders of Liberty. As a direct result of the Merger, Liberty Food Group, LLC, a Delaware limited liability company which is wholly owned by Bio-Response (the "Buyer" or "Liberty Food Group LLC"), purchased all the assets of Ferro Foods Corporation, a New York corporation ("Ferro"), in consideration of 2,000,000 shares (the "Ferro Shares") of Common Stock, 1,000,000 of which were issued directly by the Company and 1,000,000 shares came from the Liberty stockholders. The purchase by Liberty Food Group, LLC of the assets of Ferro is hereinafter referred to as the "Asset Purchase". In connection with the Merger and Asset Purchase, the Board of Directors of Bio-Response effected a change in its name to "Liberty Group Holdings, Inc." The Board believed that a change in the name of Bio-Response was necessary and appropriate to reflect the change in Bio-Response's status from a dormant company to a company with assets and operations.

       Ferro was in the business of marketing and distributing restaurant and pizzeria food items and supplies. Upon consummation of the Asset Purchase, the Company, through Liberty Food Group LLC, owns all the assets necessary to operate the business of Ferro, including without limitation, the inventory, accounts receivable, equipment, vehicles, contract rights, the name "Ferro Foods Corporation," the "Casa Ferro" brand and the goodwill of the business. The sole consideration paid for the assets was the Ferro Shares. The Company did not assume any debts, liabilities or obligations of Ferro in the Asset Purchase.

       The Ferro Shares represented 31.37% of the issued and outstanding share capital of the Company after the consummation of the Merger and Asset Purchase. The Ferro Shares have been placed in escrow and shall not be released until the Buyer determines, in its sole and absolute discretion, that Ferro has entered into a financial accommodation sufficient to satisfy the outstanding debts and liabilities connected with the business of Ferro. It is the intention of Ferro and its shareholders that the escrow shares be used, to the extent possible, to satisfy outstanding debts and liabilities in connection with the business of Ferro. Accordingly, additional shares may be forfeited by Ferro in the event that such liabilities and obligations, which were not assumed by Liberty, are not satisfied.

       Moreover, the Ferro Shares are subject to a lock-up agreement and may not be sold or transferred (other than to the two shareholders of Ferro) until November 24, 2001. In addition, Ferro and its principals executed a Voting Trust and Proxy Agreement pursuant to which Barry Hawk, the President, Chief Operations Officer and a director of the Company, has the sole power to vote the Ferro Shares. See "Certain Relationships and Related Transactions" below for a discussion of the lock-up, escrow and voting trust agreements.

Business Strategy

      The Company's growth strategy is two-fold. The Company is developing its core business by hiring additional sales personnel and increasing its systems efficacy. Concurrently, the Company is also actively engaged in discussions and negotiations for acquisitions of companies that complement its core business but which are not as efficient in processes and strategies. The Company believes that vertical integration and the leverage of distribution channels from the acquisition of synergistic companies will result in increased sales and cost savings. The Company intends to continue its policy of reviewing potential acquisitions.

Products and Markets

      The Company, through Liberty Food Group LLC, markets and distributes food and food-related items and supplies, including fresh and dry groceries, refrigerated and frozen items, paper and plastic goods and disposables, janitorial supplies, kitchenware and tabletop items, to the wholesale market, restaurants and pizzerias and institutions, primarily in the northeastern and midatlantic states.

Distribution Methods

      The Company, through Liberty Food Group LLC, utilizes outside sales personnel as well as internal sales and support personnel to execute sales on a weekly, biweekly and monthly basis to its customer base. Through the use of sophisticated computer technology, Liberty Food Group LLC is able to track sales and customer usage in order to maximize sales and customer relationships. The Liberty Food Group LLC's refrigerated fleet of tractor trailers, straight trucks and delivery vans service multiple states from its New York warehouse facility.

Technology

      The Company's recent upgrade of its systems to an enterprise-wide application based software running on an NT platform automates and manages its entire accounting and distribution operations on a real time basis.

Competition

       The Company competes with small independent and national distributors. The Company, however, believes that it holds a dominant place in the marketing and distribution of restaurant, pizzeria and institutional food items and supplies in the northeastern and midatlantic states due to its brand recognition and quality of products and service.

Raw Materials

      The Company purchases its raw materials and supplies from numerous suppliers located throughout the United States, Europe and the Far East. Alternate sources of raw materials and supplies, which are readily available, can be obtained at competitive prices.

Dependence on Major Customers

       The Company is not dependent upon any single customer.

Intellectual Property

       The Company does not hold any patents. The Company owns the "Liberty Perfecto" and "Casa Ferro" tradenames. The Company has applied for trademark registration for all of its corporate names, logos and brands.

Seasonality

      The Company's business is not seasonal.

Employees

      As of March 1, 2000, the Company had approximately 45 employees, of whom approximately 43 were full-time employees and none of whom are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

AskTheRobot

      On March 14, 2000, the Company, through Liberty Group Services, Inc. ("Services"), a Delaware limited liability company and a wholly-owned subsidiary of the Company, acquired a 51% equity interest in AskTheRobot, LLC for a purchase price of $175,000 in cash and the cancellation of a loan to AskTheRobot in the principal amount of $25,000. Services will provide additional funding of up to a total of $1,000,000 and the issuance of common stock of the Company, subject to AskTheRobot achieving certain milestones over a 15-month period. Additionally, Services will provide certain management services to AskTheRobot for a fee and options to purchase additional equity interests in AskTheRobot.

      AskTheRobot provides subscription-based on-line personnel recruiting and placement services to internet and e-commerce companies through its website AskTheRobot.com. The Company believes that AskTheRobot utilizes a subscription based business model which distinguishes itself in the market from traditional recruiters who receive payment upon placement.

Item 2.  Description of Property

      The Company leases approximately 41,000 square feet of space in Brooklyn, New York, for its warehouse/distribution and executive offices pursuant to a 10-year lease which expires in January, 2010, for which the Company has paid a base monthly rental of $15,000. Pursuant to the terms of the lease, the Company may terminate the lease upon 60 days notice without penalty. The Company believes that these premises are sufficient for its current needs, however, in connection with the Company's expansion goals, the Company may purchase or lease additional warehouse space if warranted.

Item 3.  Legal Proceedings

      On February 22, 2000, F&A Dairy Products, Inc. ("F&A") commenced a lawsuit against Ferro and Liberty in the United States District Court, Western District of Wisconsin, seeking a temporary restraining order ordering Ferro and Liberty to escrow $1,707,310, or in the alternative, to enjoin Ferro and Liberty from removing the Ferro Shares from escrow. F&A is Liberty's largest supplier of cheeses and other dairy products. The parties have agreed to settle the lawsuit, and subject to the execution and delivery of definitive documentation evidencing the settlement agreement (collectively, the "Definitive Documents"), the lawsuit will be dismissed. The terms of the settlement include the execution of a 14-month note by Ferro for the amount of the outstanding balance owed by Ferro to F&A, a guarantee by Liberty of said note thirty days after the execution thereof, and a pledge by Ferro of 500,000 shares of Common Stock.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

      None.


Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on the over-the-counter bulletin board (OTCBB) under the trading symbol "LGHI" (formerly BRSP). Set forth below are the high and low bid prices for a share of the Common Stock for the first fiscal quarter of 2000 and each fiscal quarter during the prior two fiscal years, as reported in published financial sources. The bid quotations set forth below reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

                                                    High           Low

    Fiscal Year Ended December 31, 1998
        First Quarter........................        1 1/2         1/2
        Second Quarter.......................          1/2         1/2
        Third Quarter........................         41/64        1/2
        Fourth Quarter.......................         41/64        5/16

    Fiscal Year Ended December 31, 1999
        First Quarter........................        2             5/16
        Second Quarter.......................        2 1/4         1/32
        Third Quarter........................        2 1/4         1/2
        Fourth Quarter.......................        3 3/8         1/2

        First Fiscal Quarter
        (through March 1, 2000)                      2 3/41        1/2

      As of March 27, 2000, there were approximately 2,100 stockholders of record and the closing bid price of a share of Common Stock was $3.00 on March 27, 2000.

      The Company has not paid any cash dividends on its Common Stock over the last two fiscal years.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

Results of Operations

      From July 1997 until November 23, 1999, the Company was actively seeking an acquisition. Prior to November 23, 1999, the Company had no assets, liabilities or obligations and did not engage in any operations or generate any revenues.

      On November 23, 1999 the Company acquired the assets of Ferro. See Item 1, "Description of Business" above.

Liquidity/Capital Resources

      The Company is reviewing its options for additional sources of capital and may offer securities of the Company to provide for future acquisitions.

Material Commitments for Capital Expenditures

      Pursuant to the Company's acquisition of AskTheRobot, the Company, through a wholly-owned subsidiary, will provide additional funding on a quarterly basis commencing June 14, 2000 of up to $1,000,000 and the issuance of Common Stock of the Company equal to the greater of $3.00 per share and the current market value of the stock on the date of issuance, if AskTheRobot achieves certain milestones over a 15-month period commencing June 14, 2000.

Item 7.  Financial Statements

      This Annual Report will be amended to provide the consolidated financial statements of the Company and its subsidiaries including the notes thereto, together with the reports thereon of JH Cohen LLP and Friedman Alpren.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                    PART III

Item 9.  Directors,    Executive  Officers,  Promoters   and  Control   Persons;
         Section 16(a) Beneficial Ownership Reporting Compliance

      Set forth below are the name, age and positions with the Company, their business experience during the last five years and the year each was first elected a director of the Company:

Name                            Age   Position

Dennis E. Lane..............    47    Director,    Chairman,   Chief   Executive
                                      Officer and Treasurer

Barry L. Hawk...............    31    Director,   President,   Chief  Operations
                                      Officer and Secretary

     Dennis E. Lane, 47, has been a Director and Chairman, Chief Executive Officer and Treasurer of the Company since November 1999 upon the consummation of the Merger. Since October 1998, Mr. Lane was Vice President-Business Development of Ferro. From January 1995 until September 1998, Mr. Lane was a director of Winderby Management, S.A., an import/export operations and trade development company with business in Europe, the Mediterranean, North Africa and the Pacific Rim. From April 1993 until January 1995, Mr. Lane was a director of Livan Partners, S.A., an import/export operations and trade development company with business in Europe, the Mediterranean and North Africa.

     Barry L. Hawk, 31, has been a Director, President, Chief Operations Officer and Secretary of the Company since November 1999 upon consummation of the Merger. Since December 1998, Mr. Hawk was Vice President-Corporate Development of Ferro. From February 1998 until December 1998, Mr. Hawk was a Vice President of Crestwood Capital Group, Corp., a New York-based company which provided corporate financing and management consulting services to both public and private companies. From March 1996 until February 1998, Mr. Hawk was the President of Win Capital Corp, a New York-based company corporate finance, trading and consulting company. From December 1994 until March 1996, Mr. Hawk was a Managing Director of Precision Consulting Group, Inc., a pension and investment consulting company. Mr. Hawk graduated Yeshiva University with a B.A. with honors in 1990.

      Sally A. Fonner, the sole director and officer of the Company resigned from all of her positions with the Company upon the consummation of the Merger.

      The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Board of Directors and Committees

      The Board of Directors took five actions during the fiscal year ended December 31, 1999. The Board does not have any committees.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they filed.

      To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company and the current information concerning the ownership of its securities, Bob Williams, who failed to file a Form 3 in April 1999, was the only person who has failed to file any such form in a timely manner.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company and the only other executive officer of the Company:

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation       Long-Term Compensation

                                                            Securities
                                                            Underlying
                                Fiscal             Bonus   Stock Options   All other
Name and Principal Position      Year  Salary ($)   ($)         (#)       Compensation
---------------------------      ----  ----------   ---         ---       ------------
Dennis E. Lane, Chairman,        1999  14,583(2)     ---    2,175,000(3)     ---
Chief Executive Officer and      1998     ---        ---          ---        ---
Treasurer                        1997     ---        ---          ---        ---

Barry L. Hawk, President,        1999  13,333 (2)    ---    2,175,000(3)     ---
Chief Operations Officer and     1998     ---        ---          ---        ---
Secretary                        1997     ---        ---          ---        ---
---------------

(1) Sally A. Fonner served as President, Secretary and Treasurer of Bio-Response until her resignation as the sole officer of the Company effective upon the closing of the Merger on November 23, 1999. She received no monetary compensation for services performed during her tenure. Effective upon the closing of the Merger, Mr. Lane was appointed Chairman, Chief Executive Officer and Treasurer and Mr. Hawk was appointed President, Chief Operations Officer and Secretary of the Company.

(2) Messrs. Lane and Hawk employment with the Company did not commence until November 23, 1999. Compensation for such individuals reflects a pro rata amount of annual base compensation received from the Company from November 23, 1999 through December 31, 1999 pursuant to Employment Agreements between Liberty and each of Messrs. Lane and Hawk which were assumed by the Company pursuant to the Merger.

(3) These options were granted pursuant to option agreements between Liberty and each of Messrs. Lane and Hawk which were assumed by the Company pursuant to the Merger. See discussion below in "Option Grants" as to vesting on achievement of certain Company benchmarks.

Employment Agreements

      Pursuant to the Merger, the Company assumed employment agreements between Liberty and each of Messrs. Hawk and Lane (the "Employment Agreements"). The Employment Agreements are for a five-year term which commenced July 1, 1999 and are automatically extended on a year-to-year basis unless terminated by either party by notice given not less than 60 days prior to the end of the then current employment term. Commencing as of July 1, 1999, Messrs. Lane and Hawk are entitled to receive a base salary of $175,000 and $160,000, respectively, per year, with annual increases each year thereafter at the greater of 10% of the previous year's base salary or in an amount which is equal to the proportional annual increase in the Consumer Price Index - All Items. Each of Messrs. Lane and Hawk are entitled to a cash bonus equal to no less than 10% of their respective annual base salary if the Company has achieved either $100,000 pre-tax earnings or a 10% growth in revenues for the previous 12-month period (measured each July 1st through June 30th). The amount of the bonus, which is payable based on the Company's unaudited financials as of June 30th each year of the employment agreement, shall not be less than 10% and not more than 100% of the amount of the then current base salary.

      Each of the Employment Agreements are subject to termination by the Company only for cause upon 90 days' written notice if either Mr. Lane or Mr. Hawk, as the case may be, has been convicted for any material act of fraud, misappropriation, embezzlement, disloyalty, dishonesty or breach of trust against the Company or any of its subsidiaries or affiliated companies. Notwithstanding such termination, the Company will remain obligated to pay the employee his annual base salary through the date of termination. In the event of the employee's death or total disability, or a change of control of the Company, he will be entitled to receive a death or disability benefit equal to the remainder of the base salary and the bonus as if the earnings or growth levels were met for the balance of the five-year term of the Employment Agreement.

      Each of Messrs. Lane and Hawk are entitled to participate, at the Company's expense, in all insurance and medical plans of the Company available to its most senior employees and are entitled to reimbursement for business and entertainment expenses.

401(k) Plan

      The Ferro 401(k) and Profit Sharing Plan was assumed by the Company in the Merger. The Plan provides for Company contributions on behalf of eligible employees who elect to defer up to 25% of their annual compensation, up to a maximum of $10,500 for the year 2000. No Company matching contribution or other discretionary contribution has been made by the Company to date.

Option Grants

      Pursuant to the Merger, the Company assumed option agreements between Liberty and each of Messrs. Hawk and Lane (the "Option Agreements"). The Option Agreements entitle Messrs. Hawk and Lane to exercise their options to purchase 275,000 shares of Common Stock of the Company at an exercise price of $.004 per share. Said options are exercisable if from July 1, 1999 through June 30, 2000 Liberty either (a "Threshold Benchmark") achieved a 20% growth in revenues or acquired a company with at least $5,000,000 in revenues. The Option Agreements also provide for the following vesting of options exercisable for shares of Common Stock by each of Messrs. Hawk and Lane: (i) if between July 1, 2000 and June 30, 2001 a Threshold Benchmark is met, options to acquire 400,000 shares of Common Stock at an exercise price of $1.00; (ii) if between July 1, 2001 and June 30, 2002 a Threshold Benchmark is met, options to acquire 450,000 shares of Common Stock at an exercise price of $1.50; (iii) if between July 1, 2002 and June 30, 2003 a Threshold Benchmark is met, options to acquire 500,000 shares of Common Stock at an exercise price of $2.00; (iv) if between July 1, 2003 and June 30, 2004 a Threshold Benchmark is met, options to acquire 550,000 shares of Common Stock at an exercise price of $2.50. The foregoing options automatically vest upon the death, total disability or termination without cause of the optionee as an officer and director of the Company. The options contain customary anti-dilution provision, except that there is no anti-dilution adjustment if the Company effectuates a reverse stock split. The options are exercisable for a period of seven years from the date such option vested.

      The table below contains the estimated present value of stock options granted in 1999, as of their issue date.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     % of
                                    Total

                     Number of     Options
                     Securities   Granted to
                     Underlying   Employees   Exercise or

                      Options     in Fiscal    Base Price   Expiration

       Name         Granted (#)      Year        ($/SH)        Date

Dennis E. Lane..    2,175,000(1)     50%          (1)          (1)

Barry L. Hawk...    2,175,000(1)     50%          (1)          (1)

(1) See discussion above in "Option Grants" as to vesting on the achievement of certain Company benchmarks and the applicable exercise price.

      There were no exercises of stock options or stock appreciation rights by any named officer during fiscal 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of the Company's Common Stock on March 27, 2000 by persons who either (i) are beneficial owners of 5% of the Company's Common Stock, or (ii) are directors or officers of the Company. The information contained in the table is based on the Company's current information concerning the ownership of its securities.

      As of March 27, 2000, there were 6,375,000 shares of Common Stock outstanding.

                                            Beneficial             Percent
Name and Address of Beneficial Owner(1)     Ownership              of Class
                                            of Common Stock

Ferro Foods Corporation                     1,933,000(2)            30.32%
28 53rd Street
Brooklyn, NY  11232


All officers and directors of the Company   5,001,250(6)            72.22%
as a group (two persons)


      (1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

      (2) 2,000,000 shares were issued to Ferro in consideration for the transfer and sale of all of the assets of Ferro to the Company. See
            Item 1 "Description of Business-Overview." Such shares are subject to a Voting Trust and Proxy Agreement by and among Liberty, Ferro, Frank Ferro, Sr. and Frank Gambino (the "Voting Agreement"), pursuant to which Mr. Hawk has full voting power over such shares until November 23, 2001. Moreover, in connection with the acquisition of the assets from Ferro, these shares were placed in escrow pursuant to an Escrow Agreement dated as of November 23, 1999 (the "Escrow Agreement"). Pursuant to Amendment No. 1 to the Escrow Agreement dated as of February 1, 2000, 67,000 shares of Common Stock were forfeited by Ferro and released from escrow to various third parties. Since the financial accommodation to satisfy debts of Ferro was not established, these 1,933,000 shares are to remain in escrow and will not be released until Liberty determines, in its sole and absolute discretion, that Ferro has entered into a financial accommodation sufficient to satisfy the outstanding debts and liabilities connected with the business of Ferro.

      (3) Each of the trusts was a stockholder of Liberty, and received the number of shares of Common Stock set forth opposite its respective name as a result of the Merger. Dennis Lane and his wife, Diane, are the trustees of both the Haines City Trust and Potomac River Trust (which holds 280,000 shares of Common Stock, or 4.39% of the issued and outstanding share capital). Diane Lane and David Lubin, Esq., are the trustees of the Great Falls Trust (which holds 280,000 shares of Common Stock, or 4.39% of the issued and outstanding share capital). Each trust agreed with the Company that it will not sell the shares of Common Stock until November 24, 2001. Although each of the trustees has joint and several discretion on the voting and investment power of each of the respective trusts, each of the trustees expressly disclaims beneficial ownership of the shares of Common Stock held by each such trust.

      (4) Each of the trusts was a stockholder of Liberty, and received the number of shares of Common Stock set forth opposite its respective name as a result of the Merger. Barry Hawk and his wife, Lisa, are the trustees of both the Willow Road Trust and Crafton Trust (which holds 250,000 shares of Common Stock, or 3.92% of the issued and outstanding share capital). Lisa Hawk and David Lubin, Esq., are the trustees of the Steel II Trust. Each trust agreed with the Company that it will not sell the shares of Common Stock until November 24, 2001. Although each of the trustees has joint and several discretion on the voting and investment power of each of the respective trusts, each of the trustees expressly disclaims beneficial ownership of the shares of Common Stock held by each such trust.

      (5) Each of Messrs. Hawk and Lane are entitled to purchase 275,000 shares of Common Stock at an exercise price of $.004 per share pursuant to option agreements which were assumed by the Company in the Merger. Said options were exercisable if between July 1, 1999 through June 30, 2000 Liberty either achieved a 20% growth in revenues or acquired a company with at least $5,000,000 in revenues.

      (6)   These shares are attributed to Messrs. Hawk and Lane.


Item 12. Certain Relationships and Related Transactions.

      See "Option Grants" and "Employment Agreements" above for a description of the Employment Agreements and Option Agreements with Messrs. Lane and Hawk assumed by the Company in the Merger.

      The Company entered into an indemnification agreement with each of Messrs. Lane and Hawk, pursuant to which each of Messrs. Lane and Hawk is provided with contractual indemnification to the fullest extent permitted by law, and for the advancement of legal fees and other expenses and require the Company to use its best efforts to maintain designated directors' and officers' liability insurance coverage.

      On November 23, 1999, each of Ferro, the Haines City Trust, the Willow Road Trust, the Steel II Trust, the Crafton Trust, the Potomac River Trust and the Great Falls Trust, entered into a Lock-Up Agreement dated November 23, 1999, in favor of the Company which provides that it shall not (a) promote or otherwise maintain a market for the Common Stock; (b) engage in any "buy-side" trading activities, hedging transactions or other activities that could reasonably be expected to influence the market price of the Common Stock; (c) sell, transfer, gift or otherwise dispose of any of the Common Stock until November 24, 2001; and after such time, (i) shall not sell any Common Stock in a transaction that is effected at a price which is lower than the quoted bid price of the Common Stock at the time of sale; (ii) if it engages in multiple sales of shares of Common Stock in any five consecutive business day period, it shall not sell any shares of Common Stock in a transaction that is effected at a price which is lower than the last price received by it for the shares of Common Stock; and (iii) shall not sell more than ten percent (10%) of the shares of Common Stock held by it in any calendar month.

      Upon the consummation of the Asset Purchase on November 23, 1999, the Ferro Shares were placed in escrow, in accordance with the terms of an Escrow Agreement dated as of November 23, 1995, as amended February 1, 2000, by and among Ferro, the Buyer, Frank Ferro, Sr. ("FF") and Frank Gambino ("FG") and Herrick, Feinstein LLP, as escrow agent (the "Escrow Agreement"), and shall be released, at such times and in such amounts, upon written instructions from the Buyer, when it, in its sole and absolute discretion, is satisfied that all liabilities or obligations of Ferro, FF and FG in connection with Ferro's business and assets have been satisfied. Pursuant to Amendment No. 1 to the Escrow Agreement dated as of February 1, 2000 ("Amendment No. 1 to Escrow Agreement"), 67,000 shares of Common Stock were forfeited by Ferro and released from escrow to various third parties. Since a financial accommodation to satisfy the debts of the business was not established, the balance of the shares are to remain in escrow and are to be released only upon the written instructions of the Buyer. It is the intention of Ferro, FF and FG that the escrow shares be used, to the extent possible, to satisfy outstanding debts and liabilities in connection with the business of Ferro. Accordingly, additional shares may be forfeited by Ferro in the event that such liabilities and obligations are not satisfied.

      Subsequent to the consummation of the Merger on November 23, 1999, the Company advanced funds to Ferro in the aggregate amount of approximately $1,400,000 to satisfy certain obligations and liabilities of Ferro. The loan is secured by a revolving credit line mortgage.

      The Company leases from Ferro approximately 41,000 square feet of warehouse and office space for which it pays $15,000 per month, in a building in Brooklyn, New York, for a ten-year term. See Item 2, "Description of Property" above.

         The Company has director and officer liability insurance.

Item 13. Exhibits, List and Reports on Form 8-K.

      (a)   Exhibits

Exhibit        Description                                                      Incorporated by      Exhibit No. in
Number                                                                          Reference from       Referenced Document
                                                                                Document

  3.1          Certificate of Incorporation of Bio-Response                     A                    3(a)

  3.2          By-laws of Bio-Response, as amended                              B                    3(b)

  3.3          Amendment to Certificate of Incorporation of Bio-Response        C                    3.1
                              dated March 31, 1999

  4.1          Specimen Certificate for shares of Common Stock $.004 par value  C                    4.1

  9.1          Voting Trust (See Exhibit 10.4 below)

10.1           Agreement and Plan of Merger, dated as of November 23, 1999,     D                    10.1
               by and among Bio-Response, Inc., BR Acquisition Corp. and
               Liberty Food Group, Ltd.

10.2           Asset Purchase Agreement dated as of November 23, 1999, by and   D                    10.2
               among Liberty Food Group, LLC, Ferro Foods Corporation, Frank
               Ferro, Sr. and Frank Gambino

10.3           Escrow Agreement, dated as of November 23, 1999, by and among    D                    10.3
               Liberty Food Group, LLC, Ferro Foods Corporation, Frank Ferro,
               Sr., Frank Gambino, and Herrick, Feinstein LLP, as escrow agent

10.4           Voting Trust and Proxy Agreement, dated as of November 23,       D                    10.4
               1999, by an among Ferro Foods Corporation, Frank Ferro, Sr.,
               Frank Gambino, and Barry Hawk

10.5           Employment Agreement, dated as of July 1, 1999, by and between   D                    10.5
               Liberty Food Group, Ltd. and Barry Hawk, as assumed and
               assigned by BR Acquisitions Corp to Liberty Group Holdings,
               Inc., f/k/a Bio-Response, Inc.

10.6           Employment Agreement, dated as of July 1, 1999, by and between   D                    10.6
               Liberty Food Group, Ltd. and Dennis Lane, as assumed and
               assigned by BR Acquisitions Corp to Liberty Group Holdings,
               Inc., f/k/a Bio-Response, Inc.

10.7           Option Agreement, dated as of July 1, 1999, by and between       D                    10.7
               Liberty Food Group, Ltd. and Dennis Lane, as assumed and
               assigned by BR Acquisitions Corp to Liberty Group Holdings,
               Inc., f/k/a Bio-Response, Inc.

10.8           Option Agreement, dated as of July 1, 1999, by and between       D                    10.8
               Liberty Food Group, Ltd. and Barry Hawk, as assumed and
               assigned by BR Acquisitions Corp to Liberty Group Holdings,
               Inc., f/k/a Bio-Response, Inc.

10.9           Press Release issued by Liberty Group Holdings, Inc. f/k/a       D                    10.9
               Bio-Response, Inc.

10.10          Amendment No. 1 to Escrow Agreement dated as of February 1,      E                    10.10
               2000, by and among Liberty Food Group, LLC, Ferro Foods
               Corporation, Frank Ferro, Sr., Frank Gambino, and Herrick,
               Feinstein LLP, as escrow agent

10.11          Limited Liability Company Agreement of AskTheRobot dated March   *                    *
               14, 2000, by and among AskTheRobot, the Company, Michael Vogel and Douglas Capeci

10.12          Management Agreement dated March 14, 2000, between the Company   *                    *
               and AskTheRobot, LLC

10.13          Subscription Agreement dated March 14, 2000, between the         *                    *
               Company and AskTheRobot, LLC

21             Subsidiaries of the Company.                                     *                    *

Notes:

   *     Filed herewith.

A.    Registration Statement of Bio-Response on Form S-2, No. 33-965

B.    Annual Report of Bio-Response on Form 10-K for the year ended
      December 31, 1998

C.    Current Report of Bio-Response on Form 8-K dated March 31, 1999

D.    Current Report of the Company on Form 8-K dated November 23, 1999

      (b)   Reports on Form 8-K.

      One Current Report on Form 8-K was filed by the Company during the quarter ended December 31, 1999 and reported Items 1, 2 and 5 ("Form 8-K"). The date of the Form 8-K was November 23, 1999. A Current Report on Form 8-K/A was filed on March 14, 1999 to amend Item 7 of the Form 8-K by providing Financial Statements of Business Acquired and Pro Forma Financial Information and reported Item 5.

                                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY HOLDINGS GROUP, INC.


                                       By: /s/ Dennis E. Lane
                                           --------------------
                                           Dennis E. Lane, Chairman,
                                           Chief Executive Officer, Treasurer




                                       By: /s/ Barry L. Hawk
                                           -------------------
                                           Barry L. Hawk, President,
                                           Chief Operations Officer, Secretary


      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 By:   /s/ Dennis E. Lane                April 14, 2000
     --------------------------------
     Dennis E. Lane, Director,
     Chairman, Chief Executive
     Officer, Treasurer



 By:   /s/ Barry L. Hawk                 April 14, 2000
     --------------------------------
     Barry L. Hawk, Director,
     President, Chief Operations
     Officer, Secretary