Form 10-K/A
period 1999-12-31
LIBERTY GROUP HOLDINGS INC
filed 2000-05-17
CIK 311927

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  Form 10-KSB/A



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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for its most recent fiscal year were $1,660,000 which reflects five weeks of operations of the issuer's primary subsidiary.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of May 15, 2000, was $2,404,063.

      As of May 15, 2000, 6,500,000 shares of the registrant's Common Stock were outstanding.

      Transitional Small Business Disclosure Format.  Yes [_]  No     [X]

                                     PART I


      This Form 10-KSB/A amends Part I, Item 2 and Item 3 of the Form 10-KSB (Commission File Number 0-9201) filed by the Registrant on April 14, 2000 (the "Form 10-KSB") by deleting said Items in their entirety and replacing said Items with the following:

Item 2.  Description of Property

      The Company leases approximately 41,000 square feet of space in Brooklyn, New York, from a partnership, the partners of whom are related to certain of the shareholders of Ferro. The warehouse/distribution and executive offices are leased from said partnership pursuant to a 10-year lease which expires in January, 2010, for which the Company has paid a base monthly rental of $15,000. Pursuant to the terms of the lease, the Company may terminate the lease upon 60 days notice without penalty after October 1, 2000. The Company believes that these premises are sufficient for its current needs, however, in connection with the Company's expansion goals, the Company may purchase or lease additional warehouse space if warranted.



Item 3.  Legal Proceedings

      On February 22, 2000, F&A Dairy Products, Inc. ("F&A") commenced a lawsuit against Ferro and Liberty in the United States District Court, Western District of Wisconsin, seeking a temporary restraining order ordering Ferro and Liberty to escrow $1,707,310, or in the alternative, to enjoin Ferro and Liberty from removing the Ferro Shares from escrow. F&A is Liberty's largest supplier of cheeses and other dairy products. The parties have agreed to settle the lawsuit, and on May 12, 2000 executed and delivered the definitive documentation evidencing the settlement agreement (collectively, the "Definitive Documents"). The terms of the settlement include the execution of a 14-month note by Ferro for the amount of $1,063,000 that is payable in varying installments through May 1, 2001, with interest at 0.75% above a bank's "base" rate, a personal guarantee from the shareholders of Ferro, a guarantee by Liberty of said note thirty days and a pledge by Ferro of 500,000 shares of Common Stock.

                                     PART II

      This Form 10-KSB/A amends Part II, Item 6 and Item 7 of the Form 10-KSB by deleting said Items in their entirety and replacing said Items with the following:



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The following discussion and analysis of the results of operations and financial condition reflects results of operations as though the acquisition of Ferro Foods had been consummated on January 1, 1998. For the years ended December 31, 1999 and 1998, the results are based on unaudited pro-forma information.


Results of Operations

      From July 1997 until November 23, 1999, Bio Response was actively seeking an acquisition. Prior to November 23, 1999, Bio Response had no assets, liabilities or obligations and did not engage in any operations or generate any revenues. On November 23, 1999 Bio Response was renamed Liberty Group Holdings, Inc. and simultaneously acquired Liberty Food Group, Ltd. and certain assets of Ferro Foods Corp. See Item 1, "Description of Business" above.

      Sales for the year ended December 31, 1999 decreased by $1,875,521 or 9.8% to $17,221,648 compared to $19,097,169 of sales of Ferro for the year ended December 31, 1998. The primary reason for the decrease in sales is due to the reorganization of the operational focus of Ferro and the attention of management necessary in order to incorporate the business of Ferro into the Company.

      Cost of sales for the year ended December 31, 1999 decreased by $1,490,992 or 9% to $15,081,847 from $16,572,839 for the year ended December 31, 1998. The decrease is primarily related to the decrease in sales.

      Gross profit percentage for the year ended December 31, 1999 decreased by less than one percent to 12.4% from 13.2% for the year ended December 31, 1998. The primary reason for the decrease is the change in price sensitivity of the inventory of the Company.

      Selling expenses for the year ended December 31, 1999 decreased by $59,736 or 6% to $883,756 from $943,492 for the year ended December 31, 1998. The decrease is attributable to (1) a change in salesman's compensation structure and (2) a decrease in sales.

      General and Administrative expenses for the year ended December 31, 1999 increased by $924,311 or 45.9% to $2,936,007 from $2,011,696 for the year ended December 31, 1998. The increase is mainly due to the following: (1) a non-cash charge of $550,000 relating to performance stock options granted to officers of the Company upon achieving performance milestones. (2) professional fees of approximately $220,000, as a result of the Company being a public reporting company and (3) an increase in bad debt expense of $51,000.



Liquidity/Capital Resources

      The Company has losses from operations and negative cash flow, and this is expected to continue for the foreseeable future. If revenues and current spending levels are not adjusted accordingly, the Company may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, the Company may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, the Company may not sustain or increase such profitability on a quarterly or annual basis in the future. The Company is reviewing its options for additional sources of capital and is offering securities of the Company to provide for working capital, internal growth and future acquisitions. There is no guarantee that the required additional financing will be available to the Company on acceptable terms. If additional funds are raised by the issuance of our equity securities, such as through the exercise of the redeemable warrants, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by the issuance of debt instruments, the Company may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

      In March 2000, the Company received $100,000 from an accredited investor through the issuance of a short term, 9% promissory note in the same principal amount. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants are exercisable at $8 per share through April 25, 2003.



Commitments

            Pursuant  to  the  Company's   acquisition  of  a  51%  interest  in
   AskTheRobot, the Company, through a wholly-owned subsidiary, must provide additional funding to AskTheRobot on a quarterly basis commencing June 14, 2000. The terms of the acquisition agreement require the Company to make five quarterly payments to AskTheRobot that are contingent upon the number of subscribers to the services of AskTheRobot. If the number of subscribers reaches the specified level for the quarter: (i) the Company is required to pay AskTheRobot $200,000 and (ii) the Company will be required to issue the number of common shares to AskTheRobot equal to $760,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter.


Item 7.  Financial Statements

            The following financial statements have been prepared in accordance with the requirements of Regulation S-B. Such information appears on page F-1 through F-22 inclusive of this Form 10-KSB, which pages follow this page.

                                    PART III

      This Form 10-KSB/A amends Part III, Item 11 of the Form 10-KSB by deleting said Item in its entirety and replacing said Items with the following:



Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of the Company's Common Stock on May 12, 2000 by persons who either (i) are beneficial owners of 5% of the Company's Common Stock, or (ii) are directors or officers of the Company. The information contained in the table is based on the Company's current information concerning the ownership of its securities.


      As of May 12, 2000, there were 6,500,000 shares of Common Stock outstanding.

                                               Beneficial                  Percent
Name and Address of Beneficial Owner(1)        Ownership                  of Class
                                            of Common Stock

Ferro Foods Corporation .................     1,933,000(2)                 29.74%
28 53rd Street
Brooklyn, NY 11232

Haines City Trust .......................     1,088,250(3)                 16.74%
11 52nd Street
Brooklyn, NY 11232

Willow Road Trust .......................       900,000(4)                 13.85%
11 52nd Street
Brooklyn, NY 11232

Steel II Trust ..........................       498,250(4)                  7.67%
11 52nd Street
Brooklyn, NY 11232

Dennis E. Lane ..........................     1,705,750                    26.24%
11 52nd Street
Brooklyn, NY 11232

Barry L. Hawk ...........................     3,420,500(2)(4)(5)(6)        52.62%
11 52nd Street
Brooklyn, NY 11232

All officers and directors of the Company     5,126,250(7)                 78.87%
as a group (two persons)


      (1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

      (2) 2,000,000 shares were issued to Ferro in consideration for the transfer and sale of all of the assets of Ferro to the Company. See
            Item 1 "Description of Business-Overview." Such shares are subject to a Voting Trust and Proxy Agreement by and among Liberty, Ferro, Frank Ferro, Sr. and Frank Gambino (the "Voting Agreement"), pursuant to which Mr. Hawk has full voting power over such shares until November 23, 2001. Moreover, in connection with the acquisition of the assets from Ferro, these shares were placed in escrow pursuant to an Escrow Agreement dated as of November 23, 1999 (the "Escrow Agreement"). Pursuant to Amendment No. 1 to the Escrow Agreement dated as of February 1, 2000, 67,000 shares of Common Stock were forfeited by Ferro and released from escrow to various third parties. An additional 500,000 shares will be released from escrow in connection with the settlement of the lawsuit initiated by F&A (see "Legal Proceedings" above). Since the financial accommodation to satisfy debts of Ferro was not established, these shares are to remain in escrow and will not be released until Liberty determines, in its sole and absolute discretion, that Ferro has entered into a financial accommodation sufficient to satisfy the outstanding debts and liabilities connected with the business of Ferro.

      (3) Each of the trusts was a stockholder of Liberty, and received the number of shares of Common Stock set forth opposite its respective name as a result of the Merger. Dennis Lane and his wife, Diane, are the trustees of both the Haines City Trust and Potomac River Trust (which holds 280,000 shares of Common Stock, or 4.3% of the issued and outstanding share capital). Diane Lane and David Lubin, Esq., are the trustees of the Great Falls Trust (which holds 280,000 shares of Common Stock, or 4.3% of the issued and outstanding share capital). Each trust agreed with the Company that it will not sell the shares of Common Stock until November 24, 2001. Although each of the trustees has joint and several discretion on the voting and investment power of each of the respective trusts, each of the trustees expressly disclaims beneficial ownership of the shares of Common Stock held by each such trust.

      (4) Each of the trusts was a stockholder of Liberty, and received the number of shares of Common Stock set forth opposite its respective name as a result of the Merger. Barry Hawk and his wife, Lisa, are the trustees of both the Willow Road Trust and Crafton Trust (which holds 250,000 shares of Common Stock, or 3.85% of the issued and outstanding share capital). Lisa Hawk and David Lubin, Esq., are the trustees of the Steel II Trust. Each trust agreed with the Company that it will not sell the shares of Common Stock until November 24, 2001. Although each of the trustees has joint and several discretion on the voting and investment power of each of the respective trusts, each of the trustees expressly disclaims beneficial ownership of the shares of Common Stock held by each such trust.

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

      (6) The Company issued 62,500 shares of common stock to each of Messrs. Hawk and Lane for a total cash consideration of $202,000 and the cancellation of notes in the aggregate amount of $48,000.

      (7)   These shares are attributed to Messrs. Hawk and Lane.



      This Form 10-KSB/A amends Part III, Item 12 of the Form 10-KSB by deleting the last three paragraphs of said Item in their entirety and replacing said paragraphs with the following:






Item 12. Certain Relationships and Related Transactions.

      Upon the consummation of the Asset Purchase on November 23, 1999, the Ferro Shares were placed in escrow, in accordance with the terms of an Escrow Agreement dated as of November 23, 1995, as amended February 1, 2000, by and among Ferro, the Buyer, Frank Ferro, Sr. ("FF") and Frank Gambino ("FG") and Herrick, Feinstein LLP, as escrow agent (the "Escrow Agreement"), and shall be released, at such times and in such amounts, upon written instructions from the Buyer, when it, in its sole and absolute discretion, is satisfied that all liabilities or obligations of Ferro, FF and FG in connection with Ferro's business and assets have been satisfied. Pursuant to Amendment No. 1 to the Escrow Agreement dated as of February 1, 2000 ("Amendment No. 1 to Escrow Agreement"), 67,000 shares of Common Stock were forfeited by Ferro and released from escrow to various third parties. Since a financial accommodation to satisfy the debts of the business was not established, the balance of the shares are to remain in escrow and are to be released only upon the written instructions of the Buyer. It is the intention of Ferro, FF and FG that the escrow shares be used, to the extent possible, to satisfy outstanding debts and liabilities in connection with the business of Ferro. Accordingly, additional shares may be forfeited by Ferro in the event that such liabilities and obligations are not satisfied. An additional 500,000 shares are being pledged in connection with the settlement of the F&A lawsuit. See "Legal Proceedings" above.

      Subsequent to the consummation of the Merger on November 23, 1999, the Company advanced funds to Ferro in the aggregate amount of approximately $[1,400,000] to satisfy certain obligations and liabilities of Ferro. The loan is secured by a revolving credit line mortgage, personal guarantees from FF and FG and the shares of the Company held in escrow.

      The Company leases from a partnership approximately 41,000 square feet of warehouse and office space for which it pays $15,000 per month, in a building in Brooklyn, New York, for a ten-year term. The partners of the partnership are related to the stockholders of Ferro. For the year ended December 31, 1999, the Company paid $10,000 to the partnership. See Item 2, "Description of Property" above.


      This Form 10-KSB/A amends Part III, Item 13 of the Form 10-KSB by adding the following:


Item 13. Exhibits, List and Reports on Form 8-K.

      (a)   Exhibits

Exhibit
 Number                   Description

4.2     Stock Option Plan

10.14 Secured Revolving Promissory Note dated December 16, 1999 by Ferro Foods Corporation in favor of Liberty Group Holdings, Inc.

10.15 Secured Revolving Promissory Note dated May 1, 2000 by Ferro Foods Corporation in favor of Liberty Group Holdings, Inc.

10.16 Settlement Agreement dated as of May 12, 2000, by and among F&A Dairy Products, Inc., Ferro Foods Corporation, Frank Gambino, Frank Ferro, Sr. and Liberty Food Group, LLC

10.17 Guaranty dated as of May 12, 2000, by Liberty Food Group, LLC for the benefit of F&A Dairy Products, Inc.

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



 By:   /s/ Dennis E. Lane                May 16, 2000
     --------------------------------
     Dennis E. Lane, Director,
     Chairman, Chief Executive
     Officer, Treasurer



 By:   /s/ Barry L. Hawk                 May 16, 2000
     --------------------------------
     Barry L. Hawk, Director,
     President, Chief Operations
     Officer, Secretary

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY



                                  I N D E X


 PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2/4

CONSOLIDATED BALANCE SHEET
   DECEMBER 31, 1999                                                     F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
   PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
   AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
   NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998                    F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
   AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
   NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998                    F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
   PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
   AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
   NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998                    F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9/22



                                    * * *

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Liberty Group Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 23, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Group Holdings, Inc. and Subsidiaries as of December 31, 1999, and their results of operations and cash flows for the period from November 23, 1999 through December 31, 1999, in conformity with generally accepted accounting principles.

As further explained in Note 1, Liberty Group Holdings, Inc. commenced operations on November 23, 1999 when it acquired certain assets and the business of Ferro Foods Corporation (the "Predecessor") through a series of transactions accounted for as a purchase business combination. As a result of those transactions, including, among other things, the amortization of goodwill arising from purchase accounting adjustments, the accompanying post-acquisition financial statements of Liberty Group Holdings, Inc. and its subsidiaries are not comparable to the accompanying pre-acquisition financial statements of the Predecessor.



                                                J.H. Cohn LLP

Roseland, New Jersey
May 1, 2000, except for Note 12
    as to which the date is May 12, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
Ferro Foods Corporation


We have audited the accompanying statements of operations, stockholders' equity and cash flows of FERRO FOODS CORPORATION (the "Predecessor") for the period from January 1, 1999 through November 22, 1999. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period from January 1, 1999 through November 22, 1999, in conformity with generally accepted accounting principles.

As further explained in Note 1, Liberty Group Holdings, Inc. commenced operations on November 23, 1999 when it acquired certain assets and the business of the Predecessor through a series of transactions accounted for as a purchase business combination. As a result of those transactions, including, among other things, the amortization of goodwill arising from purchase accounting adjustments, the accompanying pre-acquisition financial statements of the Predecessor are not comparable to the accompanying post-acquisition financial statements of Liberty Group Holdings, Inc. and its subsidiaries.



                                                J.H. Cohn LLP

Roseland, New Jersey
May 1, 2000

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders
Ferro Foods Corporation


We have audited the accompanying statements of operations, stockholders' equity and cash flows of FERRO FOODS CORPORATION (the "Predecessor") for the year ended December 31, 1998. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Predecessor will continue as a going concern. As discussed in Note 2 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans and actions taken are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                Friedman Alpren & Green LLP

New York, New York
March 18, 1999




                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1999



                               ASSETS

Cash .................................................................   $    15,013
Accounts receivable, net of allowance for doubtful accounts of $22,000       842,443
Inventories
                                                                             771,564
Other current assets .................................................        44,085
                                                                         -----------
        Total current assets .........................................     1,673,105

Equipment and improvements, net of accumulated depreciation
   and amortization of $4,965 ........................................       202,405
Notes and other receivables from stockholders of Predecessor .........     1,494,188
Goodwill, net of accumulated amortization of $1,620 ..................       233,843
Other assets .........................................................         9,122
                                                                         -----------

        Total ........................................................   $ 3,612,663
                                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations ......................   $    10,270
   Accounts payable ..................................................     1,000,674
   Accrued salaries and related expenses .............................        60,023
   Other accrued expenses ............................................       202,256
                                                                         -----------
        Total current liabilities ....................................     1,273,223

Long-term capital lease obligations, net of current portion ..........        26,759
                                                                         -----------
        Total liabilities ............................................     1,299,982
                                                                         -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.004 per share; 5,000,000 shares
      authorized; none issued ........................................          --
   Common stock, par value $.004 per share; 25,000,000 shares
      authorized; 6,500,000 shares issued and outstanding ............        26,000
   Additional paid-in capital ........................................     2,999,000
   Accumulated deficit ...............................................      (712,319)
                                                                         -----------
        Total stockholders' equity ...................................     2,312,681
                                                                         -----------

        Total ........................................................   $ 3,612,663
                                                                         ===========



See Notes to Consolidated Financial Statements.


                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
             AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
              NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998





                                         Period From              Period From
                                           November                 January
                                           23, 1999                 1, 1999
                                           through                  through
                                                                                   Year Ended
                                          December                   November       December
                                          31, 1999                   22, 1999       31, 1998

                                                                  (Predecessor)   (Predecessor)

Sales ..............................   $  1,663,016               $ 15,558,632    $ 19,097,169

Cost of sales ......................      1,361,281                 13,720,206      16,572,839
                                       ------------               ------------    ------------

Gross profit .......................        301,735                  1,838,426       2,524,330
                                       ------------               ------------    ------------

Operating expenses:
   Selling .........................         55,667                    843,959       1,019,440
   General and administrative ......        958,387                  2,053,542       1,826,637
                                       ------------               ------------    ------------
      Totals .......................      1,014,054                  2,897,501       2,846,077
                                       ------------               ------------    ------------

Loss from operations ...............       (712,319)                (1,059,075)       (321,747)

Interest expense ...................                                   103,487         177,925
                                       ------------               ------------    ------------

Net loss ...........................   $   (712,319)              $ (1,162,562)   $   (499,672)
                                       ============               ============    ============

Basic net loss per common share ....   $       (.11)
                                       ============

Basic weighted average common shares
   outstanding .....................     6,375,000
                                       ============



See Notes to Consolidated Financial Statements.

                                       LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                                                  AND PREDECESSOR COMPANY

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
                                    AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
                                    NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998





                                                                                Additional
                                                        Common Stock               Paid-in       Accumulated
                                                  ------------------------
                                                   Shares        Amount           Capital            Deficit     Total

Predecessor:
   Balance, January 1, 1998 ..................            30    $        30    $   126,970    $(1,249,303)   $(1,122,303)

   Net loss ..................................      (499,672)      (499,672)
                                                 -----------    -----------    -----------    -----------    -----------

   Balance, December 31, 1998 ................            30             30        126,970     (1,748,975)    (1,621,975)

   Net loss ..................................    (1,162,562)    (1,162,562)
                                                 -----------    -----------    -----------    -----------    -----------

   Balance, November 22, 1999 ................            30    $        30    $   126,970    $(2,911,537)   $(2,784,537)
                                                 ===========    ===========    ===========    ===========    ===========


Liberty Group Holdings, Inc. and Subsidiaries:
   Effects of reverse acquisitions on November
      23, 1999:
      Shares issued in connection with
          purchase of Bio-Response, Inc. .....     4,150,000    $    16,600    $   (16,600)

      Shares issued in connection with
          purchase of Predecessor's business .     2,225,000          8,900      2,216,100                   $ 2,225,000

   Effect of compensatory stock options
      issued to officers .....................                                     550,000                       550,000

   Sale of common stock to officers ..........       101,000            500        201,500                       202,000

   Exchange of common stock for notes
      receivable from stockholders of
      Predecessor ............................        24,000                        48,000                        48,000

   Net loss ..................................                                                $  (712,319)      (712,319)
                                                 -----------    -----------    -----------    -----------    -----------

   Balance, December 31, 1999 ................     6,500,000    $    26,000    $ 2,999,000    $  (712,319)   $ 2,312,681
                                                 ===========    ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             PERIOD FROM NOVEMBER 23, 1999 THROUGH DECEMBER 31, 1999
               AND PREDECESSOR PERIOD FROM JANUARY 1, 1999 THROUGH
               NOVEMBER 22, 1999 AND YEAR ENDED DECEMBER 31, 1998




                                                                      Period From    Period From
                                                                        November      January
                                                                        23, 1999      1, 1999
                                                                         through      through        Year Ended
                                                                        December      November         December
                                                                        31, 1999      22, 1999        31, 1998
                                                                     --------------  -------------  -----------

                                                                                    (Predecessor)  (Predecessor)
Operating activities:
     Net loss .....................................................   $  (712,319)   $(1,162,562)   $  (499,672)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating
        activities:
        Depreciation and amortization .............................         6,585         77,446        120,918
        Compensation paid through the issuance of stock options
           to officers ............................................       550,000
        Provision for bad debts ...................................        22,000         51,300
        Changes in operating assets and liabilities:
           Accounts receivable ....................................        12,616        522,725       (180,440)
           Inventories ............................................       (52,831)       178,607        250,827
           Other current assets ...................................         9,585         16,755         10,827
           Accounts payable .......................................     1,000,674       (293,063)       298,821
           Accrued salaries and other related expenses ............        60,023
           Other accrued expenses .................................        80,282        496,622         29,012
                                                                      -----------    -----------    -----------
               Net cash provided by (used in) operating activities        976,615       (112,170)        30,293
                                                                      -----------    -----------    -----------

Investing activities:
     Purchases of equipment and improvements ......................      (105,432)       (22,250)
     Loans to stockholders of Predecessor and other related parties    (1,163,602)      (133,148)
     Increase in other assets .....................................      (139,022)          (650)
                                                                      -----------    -----------    -----------
               Net cash used in investing activities ..............    (1,163,602)      (377,602)       (22,900)
                                                                      -----------    -----------    -----------

Financing activities:
     Proceeds from issuance of notes payable to bank, net .........       257,000         87,000
     Repayments of long-term borrowings ...........................       (56,300)       (90,356)
     Advances from stockholders of Predecessor ....................       279,732
     Proceeds from the sale of common stock .......................       202,000
                                                                                                    -----------
               Net cash provided by (used in) financing activities        202,000        480,432         (3,356)
                                                                      -----------    -----------    -----------

Net increase (decrease) in cash ...................................        15,013         (9,340)         4,037
Cash, beginning of period .........................................          --            9,340          5,303
                                                                      -----------    -----------    -----------

Cash, end of period ...............................................   $    15,013    $      --      $     9,340
                                                                      ===========    ===========    ===========

Supplemental disclosures of cash flow data:
     Interest paid ................................................                  $    99,660    $   148,523
                                                                                     ===========    ===========



See Notes to Consolidated Financial Statements.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business:
          Bio-Response, Inc. ("Bio-Response") was incorporated in February 1972 in Delaware to conduct various research activities, primarily in the area of immunology. In September 1989, Bio-Response filed a voluntary petition under Chapter 11 of the Bankruptcy Act. In July 1997, Bio-Response was restructured as an inactive public shell company for the purpose of effecting a business combination with a privately-held operating company. As of November 23, 1999, the date of the consummation of the business combinations described below, Bio-Response was inactive.

          Ferro Foods Corporation ("Ferro") was incorporated in 1970 in New York to market and distribute restaurant pizzeria food, food related items and supplies. As of November 23, 1999, it was conducting such marketing and distribution operations.

          Liberty Food Group, Ltd. ("Liberty Food") was originally incorporated in June 1999 in Delaware to acquire control of a food marketing and distribution business and become a public company. As of November 23, 1999, all of Liberty Food's outstanding common shares were owned by trusts for the benefit of its two key executive officers and/or members of their respective families. It did not conduct any commercial operations during the period from its incorporation through November 23, 1999.

          As of November 23, 1999, Bio-Response had 650,000 shares of common stock outstanding with a par value of $.004 per share. On November 23, 1999, the following transactions were consummated: (i) Bio-Response issued, effectively, 3,500,000 shares of common stock in exchange for all of the then outstanding shares of common stock, and it became the legal acquirer, of Liberty Food; (ii) Liberty Food was merged into a wholly-owned subsidiary of Bio-Response; (iii) Bio-Response issued, effectively, 2,000,000 shares of common stock in exchange for certain assets and the business of Ferro and, accordingly, it became the legal acquirer of Ferro; (iv) Bio-Response issued 225,000 shares of common stock to an adviser for professional fees in connection with the acquisitions; (v) the assets acquired from Ferro were contributed to Liberty Food Group LLC ("Liberty Food LLC"), a Delaware limited liability company that is a wholly-owned subsidiary of Bio-Response;
          (vi) the shares of common stock issued to acquire Ferro's assets and business were placed in escrow and will not be released until Ferro and/or its stockholders have paid or otherwise satisfied all of the liabilities of Ferro outstanding on that date (see Note 12); and (vii) Bio-Response's name was changed to Liberty Group Holdings, Inc. ("Liberty Holdings").

          Upon consummation of the transactions described above, Liberty Holdings had 6,375,000 shares of common stock outstanding of which 3,500,000 shares, or 54.9%, were owned by the former stockholders of Liberty Food, 2,000,000 shares, or 31.4%, were owned, effectively, by the stockholders of Ferro, 650,000 shares, or 10.2%, were owned by the stockholders of Bio-Response prior to the transactions and 225,000 shares, or 3.5%, were owned by the adviser. In addition, the two former key executive officers of Liberty Food became the key executive officers responsible for the management of Liberty Holdings and its subsidiaries subsequent to the consummation of the transactions.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and business (concluded):
          As used herein, the "Company" refers to Liberty Holdings and its subsidiaries subsequent to the acquisitions and the other transactions described above that were consummated on November 23, 1999, and the "Predecessor" refers to Ferro prior to its acquisition by the Company.

          Since the former stockholders of Liberty Food became the owners of a majority of the outstanding shares of common stock and the principal executive officers of the Company as of November 23, 1999 and Bio-Response had no significant operating activities or assets and liabilities prior to that date, the acquisitions of the outstanding shares of Liberty Food and the assets and business of the Predecessor by Bio-Response have been accounted for by the Company as purchase business combinations and "reverse acquisitions" effective as of
          November 23, 1999 in which Bio-Response was the legal acquirer and Liberty Food was the accounting acquirer. Generally accepted accounting principles require the accounting acquirer in a purchase business combination to record the assets and liabilities of an acquired business on the basis of their fair values as of the date of acquisition and record the results of operations of the acquired business commencing from the date of acquisition.

          The Company did not record any of the assets or liabilities of Bio-Response as of the date of its acquisition since they were insignificant; however, it did record the 650,000 shares of common stock owned by the stockholders of Bio-Response and the 3,500,000 shares of common stock issued by Bio-Response to the former stockholders of Liberty Food as of that date at their aggregate par value of $16,600 and it decreased additional paid-in capital by an equivalent amount. The Company recorded the assets and certain accrued expenses and capital lease obligations of the Predecessor that it acquired or assumed at their fair values as of the date of acquisition as further explained in Note 3. Since Liberty Food, the accounting acquirer, had no significant operating activities prior to November 23, 1999, the accompanying consolidated financial statements do not contain any historical statements of operations or cash flows for the Company prior to that date; instead, the statements of operations and cash flows of the Predecessor for the period from January 1, 1999 to November 22, 1999 and for the year ended December 31, 1998 have been included herein in accordance with the rules and regulations of the Securities and Exchange Commission. However, as a result, among other things, of the transactions that were consummated on November 23, 1999 and the related accounting adjustments described in Note 3, the accompanying pre-acquisition financial statements of the Predecessor are not comparable to the accompanying post-acquisition consolidated financial statements of the Company.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary  of  significant  accounting  policies:
          Principles of consolidation:

            The accompanying consolidated financial statements of the Company as of December 31, 1999 and for the period from November 23, 1999 through December 31, 1999 include the accounts of Liberty Holdings and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of estimates:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Inventories:
            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

          Equipment and improvements:
            Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed by the Company using the straight-line method over the estimated useful lives of the related assets which range from two to ten years (depreciation and amortization were computed by the Predecessor using accelerated methods).

          Goodwill:
            Goodwill, which represents the excess of the costs of acquiring the Predecessor's business over the fair value of its net assets as of the date of acquisition, is being amortized using the straight-line method over a period of ten years.

          Impairment of long-lived assets:
            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
            Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and improvements and goodwill, are recognized when events or changes in circumstances indicate that the undis-counted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Revenue recognition:
            Sales are recorded at the time products are shipped.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (continued):
          Advertising:
            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to $1,998, $13,238 and $15,475 for the period from November 23, 1999 through December 31, 1999 and the Predecessor period from January 1, 1999 through November 22, 1999 and year ended December 31, 1998.

          Income taxes:
            The Company and the Predecessor have accounted for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

            The Predecessor, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, the Predecessor's income or loss prior to that date was allocated to the Predecessor's stockholders for inclusion in their personal Federal income tax returns. Therefore, the Predecessor was not required to record any historical provision or credit for Federal income taxes. The Predecessor had also elected to be treated as an "S" Corporation for New York state income tax purposes. However, New York imposes a tax on "S" Corporation income at a reduced rate and New York City does not recognize "S" Corporations. Therefore, the Company was required to record appropriate historical provisions and credits for state and local income taxes.

            The Company, which is not eligible to be treated as an "S" Corporation, will file a consolidated Federal income tax return with its subsidiaries.

          Net earnings (loss) per share:
            The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -  Summary  of  significant  accounting  policies  (concluded):
           Net earnings (loss) per share (concluded):
            Since the Company had a loss for the period from November 23, 1999 through December 31, 1999, the assumed effect of the exercise of options outstanding at December 31, 1999 would have been anti-dilutive and, therefore, a diluted per share amount has not been presented in the accompanying consolidated statement of operations for that period.

          Stock options:
            In accordance  with the  provisions of Accounting  Principles  Board
            Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date), over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

          Recent accounting pronouncements:
            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the period from November 23, 1999 through December 31, 1999.

          Basis of Predecessor financial statements:
            The accompanying financial statements of the Predecessor have been prepared assuming the Predecessor would continue as a going concern. The Predecessor incurred a net loss of $499,672 for the year ended December 31, 1998 and it had working capital and stockholders' deficiencies at December 31, 1998 of $1,683,244 and $1,621,975,
            respectively. These matters raised substantial doubt at December 31, 1998 as to the ability of the Predecessor to continue to operate as a going concern. The Predecessor financial statements for the year ended December 31, 1998 do not include any adjustments that might have resulted from the outcome of this uncertainty. Subsequently, the Predecessor continued its commercial operations until its business was acquired by the Company on November 23, 1999.

            Certain accounts in the Predecessor financial statements for the year ended December 31, 1998 have been reclassified to conform to the presentations used for the period from January 1, 1999 through November 22, 1999.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase of the Predecessor:
          As explained in Note 1, on November 23, 1999, the Company acquired the business and certain assets of the Predecessor and assumed certain of its liabilities, as shown below, by issuing 2,000,000 shares of common stock to, effectively, the Predecessor's stockholders. The Company was required to account for the acquisition pursuant to the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the Predecessor from the date of acquisition.

          The total cost of the acquisition of the Predecessor was $2,295,000, of which $2,000,000 was attributable to the estimated fair value of the 2,000,000 shares of common stock issued to the stockholders of the Predecessor, $225,000 was attributable to the estimated fair value of 225,000 shares of common stock issued for professional services related to the purchase and the balance of $70,000 was attributable to cash payments for legal and accounting services related to the purchase.

          Pursuant to the purchase method of accounting, the initial cost of acquiring the Predecessor, which exceeded the fair value of the net assets acquired by $235,462, was allocated as follows:

                    Accounts receivable ..................................   $   877,070
                    Inventories ..........................................       718,733
                    Other current and noncurrent assets ..................        62,781
                    Goodwill .............................................       235,462
                    Receivables from stockholders of Predecessor .........       282,586
                    Property and equipment ...............................       207,371
                    Accrued expenses and capital lease obligations assumed       (89,003)
                                                                             -----------

                      Total ..............................................   $ 2,295,000
                                                                             ===========

          In connection with the acquisition, the 2,000,000 shares issued to the stockholders of the Predecessor were placed in escrow and will not be released to the Predecessor's stockholders until the Predecessor and/or its stockholders have paid or otherwise satisfied all of the liabilities of the Predecessor outstanding on the date of acquisition. Accordingly, shares may be forfeited by the Predecessor's stockholders and used for the payment of creditors in the event that other financial arrangements are not consummated (see Notes 5 and 12). A key executive officer of the Company holds the voting rights of the shares of common stock that are subject to escrow.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Purchase of the Predecessor (concluded):
          The following unaudited pro forma information shows the results of operations of the Company for the years ended December 31, 1999 and 1998 as though the acquisition of the Predecessor had been consummated on January 1, 1998:


                                                                            1999            1998
                                                                       ------------    ------------

                    Sales ..........................................   $ 17,221,648    $ 19,097,169
                    Costs of sales .................................     15,081,487      16,572,839
                                                                       ------------    ------------

                    Gross profit ...................................      2,140,161       2,524,330
                                                                       ------------    ------------

                    Operating expenses:
                       Selling .....................................        883,756         943,492
                       General and administrative ..................      2,936,007       2,011,696
                                                                       ------------    ------------
                           Totals ..................................      3,819,763       2,955,188
                                                                       ------------    ------------

                    Net loss .......................................   $ (1,679,602)   $   (430,858)
                                                                       ============    ============

                    Basic net loss per common share ................        $ .(26)    $       (.07)
                                                                       ============    ============

                    Basic weighted average common shares outstanding      6,375,000       6,375,000
                                                                       ============    ============


          In addition to combining the historical results of operations of the Company and the Predecessor for all of 1999, the unaudited pro forma results of operations include adjustments to reflect for the entire period (i) the amortization of the goodwill recorded in connection with the acquisition of the Predecessor based on an estimated useful life of ten years, (ii) executive officers' compensation based on the terms of employment contracts that became effective on November 23, 1999 (see Note 11); (iii) depreciation and amortization expense computed based on the straight-line method (instead of accelerated depreciation methods used by the Predecessor); and (iv) elimination of interest expense on notes payable not assumed in the acquisition.

          The unaudited pro forma results of operations set forth above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Predecessor had been consummated on January 1, 1998 instead of November 23, 1999 or what the results of operations would be for any future periods.


Note 4 - Equipment and improvements:
          At December 31, 1999, equipment and improvements consisted of the following:


                    Delivery equipment (including $15,865 for equipment
                      under capital leases) .............................   $ 66,131
                    Office and warehouse equipment ......................     73,782
                    Leasehold improvements ..............................     67,457
                                                                            --------
                         Total ..........................................    207,370
                    Less accumulated depreciation and amortization
                      (including $661 for equipment under capital leases)      4,965
                                                                            --------

                         Total ..........................................   $202,405
                                                                            ========

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Equipment and improvements (concluded):
          Depreciation expense for the period from November 23, 1999 through December 31, 1999 and the Predecessor period from January 1, 1999 through November 22, 1999 and year ended December 31, 1998 was $4,965, $77,446 and $120,918, respectively.


Note 5 - Notes and other receivables from stockholders of Predecessor: At December 31, 1999, the Company had notes and other receivables from related parties aggregating $1,494,188, including receivables of $282,586 acquired from the Predecessor on November 23, 1999 (see Note
          3) that arose from loans to the stockholders of the Predecessor who are also stockholders of the Company. The receivable balance also included $1,211,602 that arose, primarily, from payments to vendors made subsequent to November 23, 1999 by the Company and certain stockholders of the Company (see Note 8) on behalf of the stockholders of the Predecessor for amounts owed by the Predecessor for purchases prior to its acquisition by the Company.

          On December 16, 1999, a portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of a promissory note (the "First Note") to the Company with a principal balance of $1,000,000. The First Note matures on November 23, 2000 and bears interest at 10%. As of December 31, 1999, the principal balance of the First Note and the remainder of the receivable from the stockholders of the Predecessor were secured by the personal assets of the stockholders of the Predecessor, including a first lien on real estate owned by the stockholders of the Predecessor with a fair value of approximately $1,050,000 based on an appraisal received by the Company in January 2000. They were also secured by an interest in the 2,000,000 shares of the Company's common stock issued to the stockholders of the Predecessor in connection with the acquisition of the Predecessor that were held in escrow as of December 31, 1999 (see Notes 1, 3 and 12). However, due to the uncertainties related to collectibility, the Company has not accrued any interest on the First Note. As a result of the relationship of the Company and its related parties, there is no practical method that can be used to determine the fair values of these notes and other receivables at December 31, 1999.


Note 6 - Capital lease obligations:
          The Company uses delivery equipment under lease agreements classified as capital leases. The Company's obligations under capital leases as of December 31, 1999 are set forth below:

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Capital lease obligations (concluded):

                       Capital lease obligations payable in monthly
                         installments of $1,230, including interest
                         at 49%, through June 2002; collateralized
                         by delivery equipment .................................   $66,030
                       Less amounts representing interest ......................    29,001
                                                                                   -------
                                 Total .........................................    37,029
                       Less current portion ....................................    10,270
                                                                                   -------

                       Long-term portion .......................................   $26,759
                                                                                   =======

                    Principal payment requirements under capital leases in years subsequent to December 31, 1999 are as follows:

                        Year Ending
                       December 31, ............................................    Amount

                              2000                                                 $10,270
                              2001                                                  15,628
                              2002                                                  11,131
                                                                                   -------

                                Total ..........................................   $37,029
                                                                                   =======


Note 7 - Income taxes:
          As  of  December  31,  1999,   the  Company  had  net  operating  loss
          carryforwards of approximately $140,000 available to reduce future Federal taxable income which will expire in 2019.

          The Company's deferred tax assets as of December 31, 1999 consisted of the effects of temporary differences attributable to the following:

                    Compensation paid through the issuance of
                       stock options ........................   $ 220,000
                    Allowance for doubtful accounts .........       9,000
                    Net operating loss carryforwards ........      56,000
                                                                ---------
                                                                  285,000
                    Less valuation allowance ................    (285,000)
                                                                ---------

                               Total ........................   $    --
                                                                =========

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Income taxes (concluded):
          Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets by an equivalent valuation allowance as of December 31, 1999. As a result of the establishment of the valuation allowance as of December 31, 1999, there is no credit for income taxes reflected in the accompanying consolidated statement of operations for the period from November 23, 1999 through December 31, 1999 to offset the Company's pre-tax loss.

          Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Predecessor also offset its deferred state and local tax assets by equivalent valuation allowances. As a result of such offset and the Predecessor's "S" Corporation status, there are no credits for income taxes reflected in the accompanying statements of operations for the Predecessor period from January 1, 1999 through November 22, 1999 and year ended December 31, 1998 to offset the Predecessor's pre-tax losses.


Note 8 - Stockholders' equity:
          Preferred stock authorized:
            The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.004 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's board of directors. No shares of preferred stock had been issued as of December 31, 1999.

          Issuances of common stock:
            As explained in Note 1, as of November 23, 1999, the date on which it consummated the business combinations and, effectively, commenced operations, the Company had 6,375,000 shares of common stock outstanding of which 3,500,000 shares were owned by the former stockholders of Liberty Food, 2,000,000 shares were owned by the stockholders of the Predecessor, 650,000 shares were owned by the stockholders of Bio-Response and 225,000 shares were owned by an adviser. During the period from November 23, 1999 through December 31, 1999, the Company sold 101,000 shares to its key executive officers for total cash consideration of $202,000. It also issued 24,000 shares to the its two key executive officers in exchange for notes receivable from stockholders of the Predecessor with a principal balance of $48,000 (see Note 5). The issuances of shares in connection with the business combinations and the acquisition of the notes receivable were noncash transactions that are not reflected in the accompanying consolidated statement of cash flows for the period from November 23, 1999 through December 31, 1999.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stock options:
          The Company has granted options to two of its key executives whereby they may purchase, in the aggregate, up to 4,350,000 shares of common stock at specified prices if the Company achieves specified increases in revenues or it acquires businesses with specified levels of revenues. Options to purchase 550,000 shares at an exercise price of $.004 per share vested on November 23, 1999 upon the acquisition of the Predecessor. The remaining options will vest as follows:

o Options to purchase 800,000 shares will become exercisable at $1.00 per share (i) on July 1, 2001 if for the 12 month period ending June 30, 2001 the Company's revenues increase by 20% compared to revenues for the 12 month period ending June 30, 2000 or (ii) during the 12 month period ending June 30, 2001 the Company acquires a business with annual revenues during its most recent fiscal year of at least $5,000,000.
o Options to purchase 900,000 shares will become exercisable at $1.50 per share (i) on July 1, 2002 if for the 12 month period ending June 30, 2002 the Company's revenues increase by 20% compared to revenues for the 12 month period ending June 30, 2001 or (ii) during the 12 month period ending June 30, 2002 the Company acquires a business with annual revenues during its most recent fiscal year of at least $5,000,000.
o Options to purchase 1,000,000 shares will become exercisable at $2.00 per share (i) on July 1, 2003 if for the 12 month period ending June 30, 2003 the Company's revenues increase by 20% compared to revenues for the 12 month period ending June 30, 2002 or (ii) during the 12 month period ending June 30, 2003 the Company acquires a business with annual revenues during its most recent fiscal year of at least $5,000,000.
o Options to purchase 1,100,000 shares will become exercisable at $2.50 per share (i) on July 1, 2004 if for the 12 month period ending June 30, 2004 the Company's revenues increase by 20% compared to revenues for the 12 month period ending June 30, 2003 or (ii) during the 12 month period ending June 30, 2004 the Company acquires a business with annual revenues during its most recent fiscal year of at least $5,000,000.

          The options for each tranche set forth above will also vest if either the revenue growth or the acquisition benchmark occurs within the following 12 month period.

          Options will be exercisable for a period of seven years from the date they vest. Since the Company has elected to continue to use the provisions of APB 25 in accounting stock options granted to employees, the Company will recognize compensation expense based on the excess, if any, of the market price over the exercise price for the shares subject to option on the date on which the options vest. Since the market price of the Company's shares was approximately $1.00 per share on November 23, 1999 and the exercise price of the 550,000 shares that became exercisable on that date was nominal, the Company recorded a charge to compensation expense of $550,000 on that date.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stock options (concluded):
          In the opinion of management, if compensation cost for the stock options granted by the Company during 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option-pricing model and assuming a risk-free interest rate of 6%, expected dividends of 0%, expected option lives of five years and expected volatility of 144%, the Company's pro forma net loss and pro forma basic net loss per share arising from such computation would not have differed materially from the corresponding historical amounts presented in the accompanying consolidated statement of operations for the period from November 23, 1999 through December 31, 1999.


Note 10- Employee benefit plan:
          The Company maintains a 401(k) and profit sharing plan for the benefit of all eligible employees. The Company makes contributions to the plan on a discretionary basis. The Company made no contributions to the plan for the period from November 23, 1999 through December 31, 1999.


Note 11- Other commitments and contingencies:
          Concentrations of credit risk and major suppliers:
            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federal insurance limits. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

          Employment agreements:
            The Company has entered into employment agreements with two of its key executives which became effective on November 23, 1999 and obligate the Company to make aggregate payments of approximately $336,000 in 2000; $370,000 in 2001; $407,000 in 2002; $447,000 in
            2003; and $234,000 in 2004. The key executives will also receive bonuses to be determined by the board of directors of the Company; however, such bonuses may not be paid unless the Company's revenues and income reach certain specified levels; if these levels are reached, such bonuses may not be less than 10% of annual base compensation.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Other commitments and contingencies (concluded):
          Lease for office facilities:
            The Predecessor leased office facilities from a partnership on a month-to-month basis through November 22, 1999, and the Company continued to lease those facilities on the same basis through December 31, 1999. The partners of the partnership are related to the stockholders of the Predecessor. The Company has entered into a operating lease for the office facilities with a term of ten years that becomes effective on January 1, 2000 pursuant to which it will be required to pay aggregate annual rentals of $180,000. Such lease is cancelable at the option of the Company at any time subsequent to October 1, 2000 upon sixty days notice to the lessor.

            Rent expense under the month-to-month operating lease was approximately $12,500, $82,600 and $94,500 for the period from November 23, 1999 through December 31, 1999 and the Predecessor period from January 1, 1999 through November 22, 1999 and year ended December 31, 1998, respectively.

          Litigation:
            The Company is involved in various claims and lawsuits incidental to its business (see Note 12). Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.


Note 12- Subsequent events:
          Stock option plan:
            The board of directors approved the adoption, effective as of January 1, 2000, of a stock option plan (the "Option Plan") whereby it may grant options for the purchase of up to 300,000 shares of common stock to employees, consultants and other agents of the Company. Under the Option Plan, the maximum term of an option may not exceed five years. The actual term of each option, the exercise price, the vesting period and the manner of exercise for each option will be determined by the board of directors.

            During the period from January 1, 2000 through May 12, 2000, the board of directors granted options to employees pursuant to the Option Plan for the purchase of 93,900 shares of common stock that are exercisable at $3.00 per share during the five year period subsequent to the date of grant.

          Issuance of shares and warrants:
            On March 10, 2000, the Company received $100,000 from an "accredited investor" through the issuance of a short-term, 9% promissory note in the same principal amount. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. The warrants will be exercisable at $8.00 per share through April 25, 2003.

                LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           AND PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Subsequent events (concluded):
          Acquisition:
            On March 14,  2000,  Liberty  Group  Services,  Inc., a newly formed subsidiary of the Company, acquired a 51% equity interest in AskTheRobot, LLC ("TheRobot"), a subscription-based, on-line personnel recruiting and placement services company that targets Internet and e-commerce companies through its website, "AskTheRobot.com." The total consideration initially paid by the Company for its 51% interest in TheRobot was $200,000, of which $175,000 was paid in cash and $25,000 was paid through the cancellation of a receivable that arose from loans made by the Company to TheRobot subsequent to December 31, 1999. The terms of the acquisition agreement require the Company to make four quarterly payments to the sellers through June 13, 2001 that are contingent upon the growth of the revenues of TheRobot to specified levels during each quarter. If the revenues of TheRobot reach the specified level for the quarter: (i) the Company will have the option of paying $200,000 to the sellers in cash or issuing the number of common shares to the sellers equal to $200,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter, and (ii) the Company will be required to issue the number of common shares to the sellers equal to $760,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter.

          Settlement of litigation:
            On February 22, 2000, one of the Company's major vendors (the "Vendor") commenced litigation against the Predecessor and Liberty Food LLC, a subsidiary of the Company, in connection with the collection of approximately $1,063,000 owed by the Predecessor to the Vendor. On May 12, 2000, the Vendor, the Predecessor, certain stockholders of the Predecessor and Liberty Food LLC entered into a settlement agreement whereby, among other things: (i) the
            Predecessor agreed to issue a term note to the Vendor in the principal amount of $1,063,000 that is payable in varying installments through May 1, 2001 with interest at .75% above a specified bank's "base" rate; (ii) certain stockholders of the Predecessor personally guaranteed the payment of the term note and the interest thereon and pledged a total of 500,000 shares of the Company's common stock owned by them, but held in escrow (see Notes 1 and 3), as additional collateral for the term note; and (iii) Liberty Food LLC guaranteed the payment of the term note and the interest thereon.

          Loans to stockholders of the Predecessor:
            During the period from January 1, 2000 through May 1, 2000, the Company made additional payments on behalf of the stockholders of the Predecessor that increased the total balance receivable from related parties to approximately $2,000,000. In addition, a total of 67,000 shares of the Company's common stock were transferred from escrow during that period to satisfy obligations to creditors of the Predecessor (see Notes 1 and 3). On May 1, 2000, an additional portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of a promissory note (the "Second Note") to the Company with a principal balance of $1,000,000. The Second Note matures on May 31, 2001, bears interest at 10% and is secured by the same assets and interests as the First Note (see Note 5).