Form 10QSB
period 2000-03-31
LIBERTY GROUP HOLDINGS INC
filed 2000-05-22
CIK 311927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                     Commission file number

                          LIBERTY GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                59-3453151
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      11 52nd Street, Brooklyn, New York                    11232
   (Address of principal executive offices)               (Zip Code)

                                 (718) 492-1200
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 par value, 6,530,000 shares outstanding as of May 19, 2000.

Traditional Small Business Disclosure Format (elect one) ____ Yes  __X__ No


--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The following discussion and analysis of the results of operations and financial condition reflects results of operations of the Company for the three months ended March 31, 2000 and 1999 as though the acquisition of Ferro Foods had been consummated on January 1, 1999 and the acquisition of TheRobot had been consummated on January 24, 2000, the date TheRobot commenced operations.


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

On a pro forma basis, the Company incurred a net loss of ($544,859) for the three months ended March 31, 2000 as compared to net income of $71,401 for the three months ended March 31, 1999.

Sales for the three months ended March 31, 2000 decreased by $748,559 or 16.7% to $3,719,825 from $4,468,384 for the three months ended March 31, 1999. The primary reason for the decrease in sales is due to the reorganization of the operational focus of Ferro and the attention of management necessary in order to incorporate the business of Ferro into the Company.

Cost of sales for the three months ended March 31, 2000 decreased by $704,873 to $3,173,684 or 18.7% from $3,878,557 for the three months ended March 31, 1999. The decrease is primarily related to the decrease in sales.

Gross profit percentage for the three months ended March 31, 2000 increased by 1.4% to 14.6% from 13.2% for the three months ended March 31, 1999. The primary reason for the increase is the greater efficiency in inventory purchasing and the broadening of the product line to include higher margin products.

Selling expenses for the three months ended March 31, 2000 increased by $79,639 or 55.1% to $224,044 from $144,405 for the three months ended March 31, 2000. The increase is primarily attributable to an increase in payroll.

General and Administrative expenses for the three months ended March 31, 2000 increased by $536,391 or 144.3% to $908,036 from $371,645 for the three months ended March 31, 2000. The increase is mainly due to the following: (1) operating expenses of TheRobot of approximately $100,000, (2) professional fees of approximately $75,000, as a result of the Company being a public reporting company, (3) salaries and related benefits of approximately $163,000, and (4) increases in office and warehouse expenses, rent, officers' life insurance expense, travel, and various other general and administrative expenses aggregating approximately $200,000.



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

         The Company is reviewing its options for additional sources of capital and is offering securities of the Company to provide for working capital, internal growth and future acquisitions. Presently, the Company is conducting an offering of up to $6,000,000 for the aforementioned purposes. There is no guarantee that the offering will be successfully completed. If additional funds are raised by the issuance of our equity securities, such as through the exercise of the redeemable warrants, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by the issuance of debt instruments, the Company may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. In March 2000, the Company received $100,000 from an accredited investor through the issuance of a short term, 9% promissory note in the same principal amount. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants are exercisable at $8 per share through April 25, 2003.
In March 2000, the Company received $150,000 from another accredited investor through the issuance of a short term, 9% promissory note in the same principal amount and 30,000 shares of common stock to the lender.


Commitments

                  Pursuant to the Company's acquisition of a 51% interest in TheRobot, the Company, through a wholly-owned subsidiary, must provide additional funding to TheRobot on a quarterly basis commencing June 14, 2000. The terms of the acquisition agreement require the Company to make five quarterly payments to TheRobot that are contingent upon the number of subscribers to the services of TheRobot. If the number of subscribers reaches the specified level for the quarter: (i) the Company is required to pay TheRobot $200,000 and (ii) the Company will be required to issue the number of common shares to TheRobot equal to $760,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in various claims and lawsuits incidental to its business. On May 12, 2000, the Company settled the lawsuit brought against it by one of the Company's major vendors. See Note 9 to the Notes to Condensed Consolidated Financial Statements filed herein.

Item 2.   Changes in Securities.

Changes in Securities. Effective March 31, 2000, the Company received $150,000 from an investor through the issuance of a promissory note and the issuance of 30,000 shares of common stock to said lender. The note is secured by all of the Company's assets as well as real estate owned by certain parties related to the stockholders of Ferro Foods Corporation and leased by the Company. See Note 7 to the Condensed Consolidated Financial Statements filed herein. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 3.  Defaults upon Senior Securities.   None.

Item 4.    Submission of matters to a vote of Security Holders.        None.

Item 5.   Other information.                None.

Item 6.   Exhibits and reports on Form 8-K.

(a)      Exhibits

              27.1 Financial Data Schedule.


(b) Reports on Form 8-K. During the quarter ended March 31, 2000, the Company filed a Form 8-K/A on March 14, 2000, with respect to Item 5, regarding the release of certain shares from escrow and the lawsuit instituted by a major vendor (see Notes 4 and 9 to the Condensed Consolidated Financial Statements filed herein) and with respect to Item 7, regarding the pro forma financial statements of Ferro Foods Corporation (see Note 1 to the Condensed Consolidated Financial Statements filed herein).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIBERTY HOLDINGS GROUP, INC.


                                         By:   /s/ Dennis E. Lane
                                         Dennis E. Lane, Chairman,
                                         Chief Executive Officer, Treasurer



                                         By:   /s/ Barry L. Hawk
                                         Barry L. Hawk, President,
                                         Chief Operations Officer, Secretary


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 By:     /s/ Dennis E. Lane                                  May 22, 2000
       -----------------------------------------------
       Dennis E. Lane, Director, Chairman, Chief
       Executive Officer, Treasurer



 By:     /s/ Barry L. Hawk                                   May 22, 2000
       -----------------------------------------------
       Barry L. Hawk, Director, President, Chief
       Operations Officer, Secretary

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY




                                                                            PAGE

Part I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
              MARCH 31, 2000 (Unaudited)                                   F-2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)       F-3

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              EQUITY
              THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)                F-4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)       F-5

              NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS (Unaudited)                           F-6/15

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION  ??/??


Part II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS                                            ??

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                 ??/??

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       ??/??

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                             ??

              SIGNATURES                                                   ??

              INDEX OF EXHIBITS                                            ??


                                      * * *

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                                                       ASSETS

                    Cash ...................................................................     $   215,863
                    Accounts receivable, net of allowance for doubtful accounts of $22,000 .       1,158,676
                    Inventories ............................................................       1,186,698
                    Other current assets ...................................................          36,753
                                                                                                 -----------
                               Total current assets ........................................       2,597,990

                    Equipment and improvements, net of accumulated depreciation
                         and amortization of $20,612 .......................................         223,389
                    Notes and other receivables from stockholders of Predecessor ...........       1,486,319
                    Goodwill, net of accumulated amortization of $11,745 ...................         496,275
                    Other assets ...........................................................          27,465
                                                                                                 -----------

                               Total .......................................................     $ 4,831,438
                                                                                                 ===========

                                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                    Current liabilities:
                         Short-term notes payable, net of debt discount of $90,000 .........     $   160,000
                         Current portion of capital lease obligations ......................          10,890
                         Accounts payable ..................................................       2,098,335
                         Accrued salaries and related expenses .............................         261,103
                         Other accrued expenses ............................................         143,943
                         Advances from related party .......................................          50,000
                                                                                                 -----------
                               Total current liabilities ...................................       2,724,271

                    Long-term capital lease obligations, net of current portion ............          23,528
                                                                                                 -----------
                               Total liabilities ...........................................       2,747,799
                                                                                                 -----------

                    Minority interest in subsidiary ........................................         181,338
                                                                                                 -----------

                    Commitments and contingencies

                    Stockholders' equity:
                         Preferred stock, par value $.004 per share; 5,000,000 shares
                            authorized; none issued ........................................            --
                         Common stock, par value $.004 per share; 25,000,000 shares
                            authorized; 6,530,000 shares issued and outstanding ............          26,120
                         Additional paid-in capital ........................................       3,088,880
                         Accumulated deficit ...............................................      (1,212,699)
                                                                                                 -----------
                               Total stockholders' equity ..................................       1,902,301
                                                                                                 -----------

                               Total .......................................................     $ 4,831,438
                                                                                                 ===========

See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)




                                                                   2000            1999
                                                               -----------      -----------

                                                                               (Predecessor)

                    Sales ................................     $ 3,719,825      $ 4,468,384

                    Cost of sales ........................       3,173,684        3,878,557
                                                               -----------      -----------

                    Gross profit .........................         546,141          589,827
                                                               -----------      -----------

                    Operating expenses:
                         Selling .........................         224,044          147,291
                         General and administrative ......         820,821          364,519
                                                               -----------      -----------
                            Totals .......................       1,044,865          511,810
                                                               -----------      -----------

                    Income (loss) from operations ........        (498,724)          78,017

                    Interest expense .....................          12,472           29,703
                                                               -----------      -----------

                    Income (loss) before minority interest        (511,196)          48,314

                    Minority interest ....................          10,816
                                                               -----------

                    Net income (loss) ....................     $  (500,380)     $    48,314
                                                               ===========      ===========

                    Basic net loss per common share ......     $      (.08)
                                                               ===========

                    Basic weighted average common shares
                         outstanding .....................       6,500,000
                                                               ===========


See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)




                                                                    Additional
                                           Common Stock               Paid-in       Accumulated
                                      Shares           Amount         Capital         Deficit            Total

Balance, January 1, 2000 ....       6,500,000      $    26,000      $ 2,999,000     $  (712,319)     $ 2,312,681

Shares issued as fee for loan          30,000              120           89,880                           90,000

Net loss ....................                                                          (500,380)        (500,380)
                                  -----------      -----------      -----------     -----------      -----------

Balance, March 31, 2000 .....       6,530,000      $    26,120      $ 3,088,880     $(1,212,699)     $ 1,902,301
                                  ===========      ===========      ===========     ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                                            2000           1999
                                                                       -----------      -----------

                                                                                       (Predecessor)
Operating activities:
     Net income (loss) ...........................................     $  (500,380)     $    48,314
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization ............................          25,773           18,504
        Provision for bad debts ..................................          13,000
        Minority interest ........................................         (10,816)
        Changes in operating assets and liabilities:
           Accounts receivable ...................................        (316,233)         144,788
           Inventories ...........................................        (415,134)         192,160
           Other current assets ..................................           9,759           15,250
           Accounts payable ......................................       1,097,661         (458,360)
           Accrued expenses ......................................         100,135           31,611
                                                                       -----------      -----------
               Net cash provided by (used in) operating activities          (9,235)           5,267
                                                                       -----------      -----------

Investing activities:
     Purchase of business, net of cash acquired of $181,493 ......         (18,507)
     Purchases of equipment and improvements .....................         (18,717)
     Loans to stockholders of Predecessor and other related
        parties ..................................................           7,869         (104,672)
     Increase in other assets ....................................          (7,949)
                                                                                        -----------
               Net cash used in investing activities .............         (37,304)        (104,672)
                                                                       -----------      -----------

Financing activities:
     Proceeds from issuances of short-term notes payable, net ....         250,000          107,000
     Repayments of long-term borrowings ..........................          (2,611)         (16,877)
                                                                       -----------      -----------
               Net cash provided by financing activities .........         247,389           90,123
                                                                       -----------      -----------

Net increase (decrease) in cash ..................................         200,850           (9,282)
Cash, beginning of period ........................................          15,013            9,340
                                                                       -----------      -----------

Cash, end of period ..............................................     $   215,863      $        58
                                                                       ===========      ===========


Supplemental disclosures of cash flow data:
     Interest paid ...............................................     $     9,058      $    29,701
                                                                       ===========      ===========



See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - Organization and business:
               Bio-Response, Inc. ("Bio-Response") was incorporated in February 1972 in Delaware to conduct various research activities, primarily in the area of immunology. In September 1989, Bio-Response filed a voluntary petition under Chapter 11 of the Bankruptcy Act. In July 1997, Bio-Response was restructured as an inactive public shell company for the purpose of effecting a business combination with a privately-held operating company. As of November 23, 1999, the date of the consummation of the business combinations described below, Bio-Response was inactive.

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

               As of November 23, 1999, Bio-Response had 650,000 shares of common stock outstanding with a par value of $.004 per share. On November 23, 1999, the following transactions were consummated:
               (i) Bio-Response issued, effectively, 3,500,000 shares of common stock in exchange for all of the then outstanding shares of common stock, and it became the legal acquirer, of Liberty Food;
               (ii) Liberty Food was merged into a wholly-owned subsidiary of Bio-Response; (iii) Bio-Response issued, effectively, 2,000,000 shares of common stock in exchange for certain assets and the business of Ferro and, accordingly, it became the legal acquirer of Ferro; (iv) Bio-Response issued 225,000 shares of common stock to an adviser for professional fees in connection with the acquisitions; (v) the assets acquired from Ferro were contributed to Liberty Food Group LLC ("Liberty Food LLC"), a Delaware limited liability company that is a wholly-owned subsidiary of Bio-Response; (vi) the shares of common stock issued to acquire Ferro's assets and business were placed in escrow and will not be released until Ferro and/or its stockholders have paid or otherwise satisfied all of the liabilities of Ferro outstanding on that date (see Note 10 herein); and (vii) Bio-Response's name was changed to Liberty Group Holdings, Inc. ("Liberty Holdings").

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

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and business (continued):
               As used herein, the "Company" refers to Liberty Holdings and its subsidiaries subsequent to the acquisitions and the other transactions described above that were consummated on November 23, 1999, and the "Predecessor" refers to Ferro prior to its acquisition by the Company.

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

               The Company did not record any of the assets or liabilities of Bio-Response as of the date of its acquisition since they were insignificant; however, it did record the 650,000 shares of common stock owned by the stockholders of Bio-Response and the 3,500,000 shares of common stock issued by Bio-Response to the former stockholders of Liberty Food as of that date at their aggregate par value of $16,600 and it decreased additional paid-in capital by an equivalent amount. The Company recorded the assets and certain accrued expenses and capital lease obligations of the Predecessor that it acquired or assumed at their fair values as of the date of acquisition as further explained in Note 4 herein. Since Liberty Food, the accounting acquirer, had no significant operating activities prior to November 23, 1999, the accompanying condensed consolidated financial statements do not contain any historical statements of operations or cash flows for the Company prior to that date; instead, the condensed statements of operations and cash flows of the Predecessor for the three months ended March 31, 1999 have been included herein in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC").

               As further explained in Note 4 herein, on March 14, 2000, Liberty Group Services, Inc., a newly formed subsidiary of the Company, acquired a 51% equity interest in AskTheRobot, LLC ("TheRobot"), an on-line personnel recruiting and placement services company, in a transaction that was also accounted for as a purchase business combination. Accordingly, the results of operations of TheRobot have only been consolidated from the date of acquisition.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and business (concluded):
               As a result, among other things, of the transactions that were consummated on November 23, 1999 and March 14, 2000 and the related accounting adjustments described in Note 4 herein, the accompanying pre-acquisition financial statements of the Predecessor are not comparable to the accompanying post-acquisition consolidated financial statements of the Company.


Note 2 - Interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows of the Company and the Predecessor for the three months ended March 31, 2000 and 1999. Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the period from November 23, 1999 through December 31, 1999 and the audited financial statements of the Predecessor for the period from January 1, 1999 through November 22, 1999 and the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the SEC.

                The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 3 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Net earnings (loss) per share (concluded):
                Since the Company had a loss for the three months ended March 31, 2000, the assumed effects of the exercise of options outstanding at March 31, 2000 would have been anti-dilutive. The Predecessor did not have any potentially dilutive common shares during the three months ended March 31, 1999. Therefore, no diluted per share amounts have been presented in the accompanying condensed consolidated statements of operations.


Note 4 - Purchase acquisitions:
               As explained in Note 1, on November 23, 1999, the Company acquired the business and certain assets of the Predecessor and assumed certain of its liabilities, as shown below, by issuing 2,000,000 shares of common stock to, effectively, the Predecessor's stockholders. The Company was required to account for the acquisition pursuant to the purchase method of accounting and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of the Predecessor from the date of acquisition.

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

               Pursuant to the purchase method of accounting, the initial cost of acquiring the Predecessor, which exceeded the fair value of the net assets acquired by $235,462, was allocated as follows:

               Accounts receivable ..................................     $   877,070
               Inventories ..........................................         718,733
               Other current and noncurrent assets ..................          62,781
               Goodwill .............................................         235,462
               Receivables from stockholders of Predecessor .........         282,586
               Property and equipment ...............................         207,371
               Accrued expenses and capital lease obligations assumed         (89,003)
                                                                          -----------

                  Total .............................................     $ 2,295,000
                                                                          ===========

               In connection with the acquisition, the 2,000,000 shares issued to the stockholders of the Predecessor were placed in escrow and will not be released to the Predecessor's stockholders until the Predecessor and/or its stockholders have paid or otherwise satisfied all of the liabilities of the Predecessor outstanding on the date of acquisition. Accordingly, shares may be forfeited by the Predecessor's stockholders and used for the payment of creditors in the event that other financial arrangements are not consummated (see Notes 5 and 10 herein). A key executive officer of the Company holds the voting rights for the shares of common stock that are subject to escrow.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Purchase acquisitions (continued):
               On March 14, 2000, Liberty Group Services, Inc. acquired a 51% equity interest in TheRobot, a subscription-based, on-line personnel recruiting and placement services company that targets Internet and e-commerce companies through its website, "AskTheRobot.com." The total consideration initially paid by the Company for its 51% interest in TheRobot was $200,000, of which $175,000 was paid in cash and $25,000 was paid through the cancellation of a receivable that arose from loans made by the Company to TheRobot. The Company was required to account for the acquisition pursuant to the purchase method of accounting and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of TheRobot from the date of acquisition.

               Pursuant to the purchase method of accounting, the initial cost of acquiring TheRobot, which exceeded the underlying fair value of the Company's 51% interest in the net assets acquired by $272,558, was allocated as follows:

               Cash ..................................................     $ 181,493
               Office equipment ......................................        17,901
               Goodwill ..............................................       272,558
               Other current and noncurrent assets ...................        12,837
               Noninterest bearing advances from related party without
                  specific due date ..................................       (50,000)
               Accrued expenses ......................................       (42,632)
               Minority interest .....................................      (192,157)
                                                                           ---------

                   Total .............................................     $ 200,000
                                                                           =========

               The terms of the acquisition agreement also require the Company to make four quarterly payments to TheRobot through June 13, 2001 that are contingent upon the growth of the revenues of TheRobot to specified levels during each quarter. If the revenues of TheRobot reach the specified level for the quarter: (i) the Company is required to pay $200,000 to the sellers in cash, and
               (ii) the Company will be required to issue the number of common shares to the sellers equal to $760,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Purchase acquisitions (concluded):
               The following unaudited pro forma information shows the results of operations of the Company for the three months ended March 31, 2000 and 1999 as though the acquisition of the Predecessor had been consummated on January 1, 1999 and the acquisition of TheRobot had been consummated on January 24, 2000, the date TheRobot commenced operations:

                                                                         2000             1999
                                                                    -----------      -----------


               Sales ..........................................     $ 3,719,825      $ 4,468,384
               Cost of sales ..................................       3,173,684        3,878,557
                                                                    -----------      -----------

               Gross profit ...................................         546,141          589,827
                                                                    -----------      -----------

               Operating expenses:
                  Selling .....................................         224,044          144,405
                  General and administrative ..................         908,036          371,645
                                                                    -----------      -----------
                      Totals ..................................       1,132,080          516,050
                                                                    -----------      -----------

               Income (loss) from operations ..................        (585,939)          73,777
               Interest expense ...............................          12,472            2,376
                                                                    -----------      -----------

               Income (loss) before minority interest .........        (598,411)          71,401
               Minority interest ..............................          53,552
                                                                                     -----------


               Net income (loss) ..............................     $  (544,859)     $    71,401
                                                                    ===========      ===========

               Basic net income (loss) per common share .......     $      (.08)     $       .01
                                                                    ===========      ===========

               Basic weighted average common shares outstanding       6,500,000        6,375,000
                                                                    ===========      ===========

               In addition to combining the historical results of operations of the Company for the three months ended March 31, 2000 and TheRobot for the period from January 24, 2000 through March 31, 2000, the unaudited pro forma results of operations include adjustments to reflect for the three months ended March 31, 2000 and/or March 31, 1999 (i) the amortization of the goodwill recorded in connection with the acquisition of the Predecessor and TheRobot based on estimated useful lives of ten and five years, respectively, (ii) the minority interest in the results of operations of TheRobot; (iii) depreciation and amortization expense computed based on the straight-line method (instead of accelerated depreciation methods used by the Predecessor); and
               (iv) elimination of interest expense on notes payable by the Predecessor not assumed in the acquisition.

               The unaudited pro forma results of operations set forth above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Predecessor had been consummated on January 1, 1999 instead of November 23, 1999, and the acquisition of TheRobot had been consummated on January 24, 2000 instead of March 14, 2000.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Notes and other receivables from stockholders of Predecessor:
               At March 31, 2000, the Company had notes and other receivables from related parties aggregating $1,426,998, including receivables of $282,586 acquired from the Predecessor on November 23, 1999 (see Note 4 herein) that arose from loans to the stockholders of the Predecessor who are also stockholders of the Company. The receivable balance also included $1,144,412 that arose, primarily, from payments to vendors made subsequent to November 23, 1999 by the Company and certain stockholders of the Company on behalf of the stockholders of the Predecessor for amounts owed by the Predecessor for purchases prior to its acquisition by the Company.

               On December 16, 1999, a portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of a promissory note (the "First Note") to the Company with a principal balance of $1,000,000. The First Note matures on November 23, 2000 and bears interest at 10%. As of March 31, 2000, the principal balance of the First Note and the remainder of the receivable from the stockholders of the Predecessor were secured by the personal assets of the stockholders of the Predecessor, including a first lien on real estate owned by the stockholders of the Predecessor with a fair value of approximately $1,050,000 based on an appraisal received by the Company in January 2000. They were also secured by an interest in the 1,933,000 shares of the Company's common stock issued to the stockholders of the Predecessor in connection with the acquisition of the Predecessor that were held in escrow as of March 31, 2000 (see Notes 1, 4 and 10 herein). However, due to the uncertainties related to collectibility, the Company has not accrued any interest on the First Note.


Note 6 - Income taxes:
               As of March 31, 2000, the Company had net operating loss carryforwards of approximately $635,000 available to reduce future Federal taxable income which will expire in 2020.

               The Company's deferred tax assets as of March 31, 2000 consisted of the effects of temporary differences attributable to the following:

               Compensation paid through the issuance of
                  stock options ........................     $ 220,000
               Allowance for doubtful accounts .........         9,000
               Net operating loss carryforwards ........       254,000
                                                             ---------
                                                               483,000
               Less valuation allowance ................      (483,000)
                                                             ---------

                      Total ............................     $    --
                                                             =========

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Income taxes (concluded):
               Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets by an equivalent valuation allowance as of March 31, 2000. As a result of the establishment of the valuation allowance as of March 31, 2000, there is no credit for income taxes reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000 to offset the Company's pre-tax loss.


Note 7 - Short-term notes payable:
               As of March 31, 2000, the Company had short-term obligations with an aggregate carrying value of $160,000 attributable to the notes issued in March 2000 described below.

               On March 10, 2000, the Company received $100,000 from an "accredited investor" through the issuance of a short-term, 9% promissory note in the same principal amount to the lender. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. The warrants will be exercisable at $8.00 per share through April 25, 2003.

               Effective March 31, 2000, the Company received $150,000 from another "accredited investor" through the issuance of a short-term, 9% promissory note in the same principal amount and 30,000 shares of common stock to the lender. The Company initially increased common stock and additional paid-in capital by a total of $90,000 based on the estimated fair value of the shares issued and reduced the carrying value of the notes payable by an equivalent amount of debt discount. The note is secured by all of the Company's assets as well as real estate owned by certain parties related to the stockholders of the Predeccessor and leased by the Company (see Note 11 in the 10-KSB). The note became due but was not paid on May 15, 2000. The loan agreement provides that if the Company defaults on the payment of this obligation it must issue 1,000 shares of its common stock per day to the lender, commencing ten days after the occurrence of the default, as a penalty.


Note 8 - Stock options:
               Effective as of January 1, 2000, the board of directors approved the adoption of a stock option plan (the "Option Plan") whereby it may grant options for the purchase of up to 300,000 shares of common stock to employees, consultants and other agents of the Company. Under the Option Plan, the maximum term of an option may not exceed five years. The actual term of each option, the exercise price, the vesting period and the manner of exercise for each option will be determined by the board of directors. During the period from January 1, 2000 through March 31, 2000, the board of directors granted options to employees pursuant to the Option Plan for the purchase of 73,000 shares of common stock that are exercisable at $3.00 per share during the five year period subsequent to the date of grant.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 8 - Stock options (concluded):
               In connection with the acquisition on March 14, 2000, the board of directors granted options to two executives of TheRobot whereby they may purchase, in the aggregate, up to 20,000 shares of common stock at $3.00 per share if TheRobot achieves specified increases in revenues or it acquires businesses with specified levels of revenues.

               See Note 9 in the 10-KSB for a description of options granted to the Company's two key executive officers prior to December 31, 1999 that remained outstanding as of March 31, 2000 for the purchase of up to 4,350,000 shares of common stock if the Company achieves specified increases in revenues or it acquires businesses with specified levels of revenues.


Note           9  -  Other   commitments   and   contingencies:   Settlement  of
               litigation:
                  On February 22, 2000, one of the Company's  major vendors (the
                  "Vendor") commenced litigation against the Predecessor and Liberty Food LLC, a subsidiary of the Company, in connection with the collection of approximately $1,063,000 owed by the Predecessor to the Vendor. On May 12, 2000, the Vendor, the
                  Predecessor, certain stockholders of the Predecessor and Liberty Food LLC entered into a settlement agreement whereby, among other things: (i) the Predecessor agreed to issue a term note to the Vendor in the principal amount of $1,063,000 that is payable in varying installments through May 1, 2001 with interest at .75% above a specified bank's "base" rate; (ii) certain stockholders of the Predecessor personally guaranteed the payment of the term note and the interest thereon and pledged a total of 500,000 shares of the Company's common stock owned by them, but held in escrow (see Notes 1, 4 and 10), as additional collateral for the term note; and (iii)
                  Liberty Food LLC guaranteed the payment of the term note and the interest thereon.

               Employment agreements:
                  In addition to the Company's obligations under employment agreements that were effective prior to December 31, 1999, as further explained in Note 11 in the 10-KSB, TheRobot has entered into employment agreements with two of its executives which became effective on March 14, 2000 and require aggregate payments of approximately $150,000 in 2000; $233,000 in 2001; $239,000 in 2002; $261,000 in 2003; $309,000 in 2004; and
                  $53,000 in 2005. The executives will also receive bonuses to be determined by the board of directors of the Company; however, such bonuses may not be paid unless TheRobot's revenues and income reach certain specified levels; if these levels are reached, such bonuses may not be less than 10% of annual base compensation.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 10- Subsequent events:
               During the period from January 1, 2000 through May 1, 2000, the Company made additional payments on behalf of the stockholders of the Predecessor that increased the total balance receivable from related parties to approximately $2,000,000. In addition, a total of 67,000 shares of the Company's common stock were transferred from escrow during that period to satisfy obligations to creditors of the Predecessor (see Notes 1 and 4 herein). On May 1, 2000, an additional portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of a promissory note (the "Second Note") to the Company with a principal balance of $1,000,000. The Second Note matures on May 31, 2001, bears interest at 10% and is secured by the same assets and interests as the First Note (see
               Note 5 herein).



                                      * * *