Form 10QSB/A
period 1999-09-30
LIBERTY GROUP HOLDINGS INC
filed 2000-06-21
CIK 311927

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

                     Commission file number _______________

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

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)       F-3

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              EQUITY
              THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)                F-4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)       F-5

              NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS (Unaudited)                           F-6/15

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION                                                   2/3


Part II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS                                             4

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                     4

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           4

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                              4

              SIGNATURES                                                    5

              INDEX OF EXHIBITS


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
                                                                                                 ===========

See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)




                                                                   2000            1999
                                                               -----------      -----------

                                                                               (Predecessor)

                    Sales ................................     $ 3,719,825      $ 4,468,384

                    Cost of sales ........................       3,173,684        3,878,557
                                                               -----------      -----------

                    Gross profit .........................         546,141          589,827
                                                               -----------      -----------

                    Operating expenses:
                         Selling .........................         224,044          147,291
                         General and administrative ......         820,821          364,519
                                                               -----------      -----------
                            Totals .......................       1,044,865          511,810
                                                               -----------      -----------

                    Income (loss) from operations ........        (498,724)          78,017

                    Interest expense .....................          12,472           29,703
                                                               -----------      -----------

                    Income (loss) before minority interest        (511,196)          48,314

                    Minority interest ....................          10,816
                                                               -----------      -----------

                    Net income (loss) ....................     $  (500,380)     $    48,314
                                                               ===========      ===========

                    Basic net loss per common share ......     $      (.08)
                                                               ===========

                    Basic weighted average common shares
                         outstanding .....................       6,500,000
                                                               ===========


See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)




                                                                    Additional
                                           Common Stock               Paid-in       Accumulated
                                      Shares           Amount         Capital         Deficit            Total
                                  -----------      -----------      -----------     -----------      -----------

Balance, January 1, 2000 ....       6,500,000      $    26,000      $ 2,999,000     $  (712,319)     $ 2,312,681

Shares issued as fee for loan          30,000              120           89,880                           90,000

Net loss ....................                                                          (500,380)        (500,380)
                                  -----------      -----------      -----------     -----------      -----------

Balance, March 31, 2000 .....       6,530,000      $    26,120      $ 3,088,880     $(1,212,699)     $ 1,902,301
                                  ===========      ===========      ===========     ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                                            2000           1999
                                                                       -----------      -----------

                                                                                       (Predecessor)
Operating activities:
     Net income (loss) ...........................................     $  (500,380)     $    48,314
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization ............................          25,773           18,504
        Provision for bad debts ..................................                           13,000
        Minority interest ........................................         (10,816)
        Changes in operating assets and liabilities:
           Accounts receivable ...................................        (316,233)         144,788
           Inventories ...........................................        (415,134)         192,160
           Other current assets ..................................           9,759           15,250
           Accounts payable ......................................       1,097,661         (458,360)
           Accrued expenses ......................................         100,135           31,611
                                                                       -----------      -----------
               Net cash provided by (used in) operating activities          (9,235)           5,267
                                                                       -----------      -----------

Investing activities:
     Purchase of business, net of cash acquired of $181,493 ......         (18,507)
     Purchases of equipment and improvements .....................         (18,717)
     Loans to stockholders of Predecessor and other related
        parties ..................................................           7,869         (104,672)
     Increase in other assets ....................................          (7,949)
                                                                       -----------      -----------
               Net cash used in investing activities .............         (37,304)        (104,672)
                                                                       -----------      -----------

Financing activities:
     Proceeds from issuances of short-term notes payable, net ....         250,000          107,000
     Repayments of long-term borrowings ..........................          (2,611)         (16,877)
                                                                       -----------      -----------
               Net cash provided by financing activities .........         247,389           90,123
                                                                       -----------      -----------

Net increase (decrease) in cash ..................................         200,850           (9,282)
Cash, beginning of period ........................................          15,013            9,340
                                                                       -----------      -----------

Cash, end of period ..............................................     $   215,863      $        58
                                                                       ===========      ===========


Supplemental disclosures of cash flow data:
     Interest paid ...............................................     $     9,058      $    29,701
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