Form 10QSB
period 2000-06-30
LIBERTY GROUP HOLDINGS INC
filed 2000-08-23
CIK 311927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                     Commission file number _______________

                             LIBERTY GROUP HOLDINGS, INC
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                  59-3453151
      -------------------------------------             --------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


         11 52nd Street, Brooklyn, New York                    11232
   ----------------------------------------------       ----------------
      (Address of principal executive offices)              (Zip Code)

                                 (718) 492-1200
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 par value, 6,613,500 shares outstanding as of August 18, 2000.

Traditional Small Business Disclosure Format (elect one) [_] Yes  [X] No

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY




                                                                           PAGE

Part I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
              JUNE 30, 2000 (Unaudited)                                    F-2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED JUNE 30, 2000
              AND PREDESSOR SIX AND THREE MONTHS ENDED
              JUNE 30, 1999 (Unaudited)                                    F-3

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              EQUITY SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)            F-4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 2000 AND  PREDESSOR
              SIX MONTHS ENDED JUNE 30, 1999 (Unaudited)                   F-5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (Unaudited)                                     F-6/17

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION                                                   18/21


Part II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS                                            22

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                    22

Item 3.       DEFAULTS UPON SENIOR SECURITIES                              22

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          22

Item 5.       OTHER INFORMATION                                            22

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                             22

              SIGNATURES                                                   23

              INDEX OF EXHIBITS                                            24


                                      * * *

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                                 ASSETS

Cash ..................................................................     $    47,940
Accounts receivable, net of allowance for doubtful accounts of $120,000         771,273
Inventories ...........................................................       1,064,141
Other current assets ..................................................         121,240
                                                                            -----------
           Total current assets .......................................       2,004,594

Equipment and improvements, net of accumulated depreciation
     and amortization of $39,308 ......................................         255,035
Notes and other receivables from stockholders of Predecessor ..........       1,534,977
Goodwill, net of accumulated amortization of $15,360 ..................         220,103
Investment in equity investee .........................................          89,272
Other assets ..........................................................           9,108
                                                                            -----------

           Total ......................................................     $ 4,113,089
                                                                            ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term notes and other obligations payable ...................     $   258,000
     Current portion of capital lease obligations .....................          12,283
     Accounts payable .................................................       1,478,886
     Accrued payroll taxes and related expenses .......................         410,482
     Other accrued expenses ...........................................         563,224
                                                                            -----------
           Total current liabilities ..................................       2,722,875

Long-term capital lease obligations, net of current portion ...........          19,881
                                                                            -----------
           Total liabilities ..........................................       2,742,756
                                                                            -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.004 per share; 5,000,000 shares
        authorized; none issued .......................................            --
     Common stock, par value $.004 per share; 25,000,000 shares
        authorized; 6,613,500 shares issued and outstanding ...........          26,454
     Additional paid-in capital .......................................       3,238,671
     Accumulated deficit ..............................................      (1,894,792)
                                                                            -----------
           Total stockholders' equity .................................       1,370,333
                                                                            -----------

           Total ......................................................     $ 4,113,089
                                                                            ===========



See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)




                                                     Six Months Ended                Three Months Ended
                                                         June 30,                          June 30,
                                               ----------------------------      ----------------------------
                                                   2000             1999             2000             1999
                                               -----------      -----------      -----------      -----------
                                                               (Predecessor)                      (Predecessor)


Sales ....................................     $ 7,459,887      $ 8,625,565      $ 3,740,062      $ 4,157,181

Cost of sales ............................       6,055,510        7,608,059        2,881,826        3,729,502
                                               -----------      -----------      -----------      -----------

Gross profit .............................       1,404,377        1,017,506          858,236          427,679
                                               -----------      -----------      -----------      -----------

Operating expenses:
     Selling .............................         458,705          370,774          234,661          223,483
     General and administrative ..........       1,821,666        1,055,167        1,022,922          690,648
                                               -----------      -----------      -----------      -----------
        Totals ...........................       2,280,371        1,425,941        1,257,583          914,131
                                               -----------      -----------      -----------      -----------

Loss from operations .....................        (875,994)        (408,435)        (399,347)        (486,452)
                                               -----------      -----------      -----------      -----------

Other expenses:
     Interest ............................         195,751           47,778          183,279           18,075
     Equity in net loss of equity investee         110,728                            99,467
                                               -----------      -----------      -----------      -----------
        Totals ...........................         306,479           47,778          282,746           18,075
                                               -----------      -----------      -----------      -----------

Net loss .................................     $(1,182,473)     $  (456,213)     $  (682,093)     $  (504,527)
                                               ===========      ===========      ===========      ===========

Basic net loss per common share ..........     $      (.18)                      $      (.10)
                                               ===========      ===========      ===========      ===========

Basic weighted average common shares .....       6,543,555                         6,558,553
     outstanding                               ===========                       ===========













See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)






                                                 Common Stock              Additional
                                           ------------------------         Paid-in        Accumulated
                                            Shares         Amount           Capital          Deficit         Total

Balance, January 1, 2000 .........       6,500,000      $    26,000      $ 2,999,000     $  (712,319)     $ 2,312,681

Shares issued for:
   Loan fees .....................          50,000              200          119,800                          120,000
   Professional and other services          13,500               54           20,071                           20,125
   Conversion of note payable ....          50,000              200           99,800                          100,000

Net loss .........................                                                        (1,182,473)      (1,182,473)
                                       -----------      -----------      -----------     -----------      -----------

Balance, June 30, 2000 ...........       6,613,500      $    26,454      $ 3,238,671     $(1,894,792)     $ 1,370,333
                                       ===========      ===========      ===========     ===========      ===========





























See Notes to Condensed Consolidated Financial Statements.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                                           2000             1999
                                                                                      (Predecessor)
Operating activities:
     Net loss ...................................................     $(1,182,473)     $  (456,215)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Shares issued for services ..............................          50,125
        Depreciation and amortization ...........................          48,083           35,429
        Provision for bad debts .................................         138,266          145,112
        Amortization of debt discount ...........................          90,000
        Equity in net loss of equity investee ...................         110,728
        Changes in operating assets and liabilities:
           Accounts receivable ..................................         (67,096)         208,249
           Inventories ..........................................        (292,577)         279,658
           Other current assets .................................         (77,141)          80,913
           Accounts payable .....................................         478,212         (433,681)
           Accrued expenses .....................................         711,427          160,311
                                                                      -----------      -----------
               Net cash provided by operating activities ........           7,554           19,776
                                                                      -----------      -----------

Investing activities:
     Purchase of investment in equity investee ..................        (200,000)
     Purchases of equipment and improvements ....................         (86,973)
     Loans to stockholders of Predecessor and other
        related parties .........................................         (40,789)        (104,672)
                                                                      -----------      -----------
               Net cash used in investing activities ............        (327,762)        (104,672)
                                                                      -----------      -----------

Financing activities:
     Proceeds from short-term notes and other obligations payable         358,000          107,000
     Repayments of long-term borrowings .........................          (4,865)         (31,444)
                                                                      -----------      -----------
               Net cash provided by financing activities ........         353,135           75,556
                                                                      -----------      -----------

Net increase (decrease) in cash .................................          32,927           (9,340)
Cash, beginning of period .......................................          15,013            9,340
                                                                      -----------      -----------

Cash, end of period .............................................     $    47,940      $      --
                                                                      ===========      ===========

Supplemental disclosures of cash flow data:
     Interest paid ..............................................     $     5,858      $    47,778
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

               The Company did not record any of the assets or liabilities of Bio-Response as of the date of its acquisition since they were insignificant; however, it did record the 650,000 shares of common stock owned by the stockholders of Bio-Response and the 3,500,000 shares of common stock issued by Bio-Response to the former stockholders of Liberty Food as of that date at their aggregate par value of $16,600 and it decreased additional paid-in capital by an equivalent amount. The Company recorded the assets and certain accrued expenses and capital lease obligations of the Predecessor that it acquired or assumed at their fair values as of the date of acquisition as further explained in Note 4 herein. Since Liberty Food, the accounting acquirer, had no significant operating activities prior to November 23, 1999, the accompanying condensed consolidated financial statements do not contain any historical statements of operations or cash flows for the Company prior to that date; instead, the condensed statements of operations for the six and three months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 of the Predecessor have been included herein in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC").

               As further  explained in Note 4 herein,  Liberty Group  Services,
               Inc., a newly formed subsidiary of the Company, acquired, effectively, a 10% equity interest in AskTheRobot, LLC ("TheRobot") as of March 14, 2000. The Company has accounted for its interest in TheRobot, which is an on-line personnel recruiting and placement services company, pursuant to the equity method of accounting from that date.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and business (concluded):
               As a result, among other things, of the transactions that were consummated on November 23, 1999, the acquisition of the equity interest in TheRobot and the related accounting adjustments described in Note 4 herein, the accompanying pre-acquisition financial statements of the Predecessor are not comparable to the accompanying post-acquisition consolidated financial statements of the Company.


Note 2 - Interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2000, the Company's results of operations for the six and three months ended June 30, 2000 and changes in stockholders' equity and cash flows for the six months ended June 30, 2000 and the Predecessor's results of operations for the six and three months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the period from November 23, 1999 through December 31, 1999 and the audited financial statements of the Predecessor for the period from January 1, 1999 through November 22, 1999 and the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the SEC.

                The results of the Company's operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 3 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Net earnings (loss) per share (concluded):
                Since the Company had a historical loss for the six and three months ended June 30, 2000, the assumed effects of the exercise of options outstanding at June 30, 2000 would have been anti-dilutive for those periods. There were no potentially dilutive common shares outstanding during the six months ended June 30, 1999. Accordingly, no diluted per share amounts have been presented on a historical basis in the accompanying condensed consolidated statements of operations for the six and three months ended June 30, 2000 or on a pro forma basis in Note 4 herein for the six and three months ended June 30, 2000 and 1999.


Note 4 - Purchases of interests in businesses:
               As explained in Note 1, on November 23, 1999, the Company acquired the business and certain assets of the Predecessor and assumed certain of its liabilities, as shown below, by issuing 2,000,000 shares of common stock to, effectively, the Predecessor's stockholders. The Company was required to account for the acquisition pursuant to the purchase method of accounting and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of the Predecessor from the date of acquisition.

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

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Purchases of interests in businesses (continued):
               The following unaudited pro forma information shows the results of operations of the Company for the six and three months ended June 30, 1999 as though the acquisition of the Predecessor had been consummated on January 1, 1999:


                                                                           Six             Three
                                                                          Months           Months
                                                                          Ended            Ended
                                                                           June             June
                                                                         30, 1999         30, 1999

                  Sales ..........................................     $ 8,625,565      $ 4,157,181
                  Cost of sales ..................................       7,608,059        3,729,502
                                                                       -----------      -----------

                  Gross profit ...................................       1,017,506          427,679
                                                                       -----------      -----------

                  Operating expenses:
                     Selling .....................................         370,774          223,483
                     General and administrative ..................       1,055,167          696,539
                                                                       -----------      -----------
                         Totals ..................................       1,425,941          920,022
                                                                       -----------      -----------

                  Loss from operations ...........................        (408,435)        (492,343)
                  Interest expense ...............................          23,572           11,582
                                                                       -----------      -----------

                  Net loss .......................................     $  (432,007)     $  (503,925)
                                                                       ===========      ===========

                  Basic net loss per common share ................     $      (.07)     $      (.08)
                                                                       ===========      ===========

                  Basic weighted average common shares outstanding       6,375,000        6,375,000
                                                                       ===========      ===========

               In addition to combining the historical results of operations of the Company and the Predecessor for all of 1999, the unaudited pro forma results of operations include adjustments to reflect for the entire period (i) the amortization of the goodwill recorded in connection with the acquisition of the Predecessor based on an estimated useful life of ten years, (ii) executive officers' compensation based on the terms of employment contracts that became effective on November 23, 1999 (see Note 11 in the 10-KSB); (iii) depreciation and amortization expense computed based on the straight-line method (instead of accelerated depreciation methods used by the Predecessor); and (iv) elimination of interest expense on notes payable not assumed in the acquisition.

               The unaudited pro forma results of operations set forth above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Predecessor had been consummated on January 1, 1999 instead of November 23, 1999.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Purchases of interests in businesses (concluded):
               On March 14, 2000, Liberty Group Services, Inc. entered into an agreement whereby it acquired a 51% equity interest in TheRobot, a subscription-based, on-line personnel recruiting and placement services company that targets Internet and e-commerce companies through its website, "AskTheRobot.com." The total consideration initially paid by the Company to TheRobot for the 51% interest was $200,000, of which $175,000 was paid in cash and $25,000 was paid through the cancellation of a receivable that arose from loans made by the Company to TheRobot. The terms of the acquisition agreement also required the Company to make four quarterly payments to TheRobot through June 13, 2001 that were contingent upon the growth of the revenues of TheRobot to specified levels during each quarter. If the revenues of TheRobot had reached the specified level for a quarter, the Company would have been required to pay as additional consideration $200,000 in cash and issue the number of shares of its common stock equal to $760,000 divided by the greater of $3.00 per share or the market value per share at the end of the quarter.

               The Company initially accounted for the acquisition of the 51% equity interest in the TheRobot in its interim financial statements as of and for the three months ended March 31, 2000 pursuant to the purchase method of accounting and, accordingly, the condensed financial statements therein included the results of operations of TheRobot from March 14, 2000, the date of acquisition, to March 31, 2000 on a consolidated basis. However, TheRobot had no sales or material results of operations during that period.

               During the period from July 1, 2000 to August 15, 2000, the Company and TheRobot negotiated changes to the original acquisition agreement whereby the Company's equity interest in TheRobot will be reduced from 51% to 10%. As a result: (i) all of the Company's obligations to TheRobot with respect to the contingent payments of cash and/or shares of common stock were cancelled and, accordingly, the Company's investment in the remaining 10% equity interest will be comprised of the initial consideration it paid on March 14, 2000 of $200,000; and (ii) upon the investment by a third party in TheRobot of a specified amount, the Company will have a 60 day option to acquire an additional 18% equity interest in TheRobot in exchange for additional consideration of $600,000 to be paid in cash.

               To reflect the temporary nature of its control of TheRobot, the Company changed its method of accounting for its 51% equity interest from consolidation to the equity method retroactive to March 31, 2000. The change had no material effect on the Company's sales and operating expenses and no effect on the Company's net loss for the six and three month periods ended June 30, 2000. The excess of the Company's initial investment of $200,000 over its proportionate underlying interest in the equity of TheRobot as of March 14, 2000 (assuming that a 10% equity interest had been acquired) was approximately $190,000 which is being amortized on a straight-line basis over an estimated useful life of five years. Management does not believe that the Company will have significant influence over the operations of TheRobot subsequent to the effective date of the amendments and, accordingly, the Company will account for its 10% equity interest pursuant to the cost method subsequent to that date.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Notes and other receivables from stockholders of Predecessor:
               At June 30, 2000, the Company had notes and other receivables from related parties aggregating $1,534,977, including receivables of $282,586 acquired from the Predecessor on November 23, 1999 (see Note 4 herein) that arose from loans to the stockholders of the Predecessor who are also stockholders of the Company. The receivable balance also included $1,252,391 that arose, primarily, from payments to vendors made subsequent to November 23, 1999 by the Company and certain stockholders of the Company on behalf of the stockholders of the Predecessor for amounts owed by the Predecessor for purchases prior to its acquisition by the Company.

               On December 16, 1999, a portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of a promissory note (the "First Note") to the Company with a principal balance of $1,000,000. The First Note matures on November 23, 2000. On May 1, 2000, an additional portion of the loans receivable from the stockholders of the Predecessor was converted to a note receivable through the issuance of another promissory note (the "Second Note") to the Company with a principal balance of $1,000,000. The Second Note matures on May 31, 2001. The First and Second Notes bear interest at 10%. As of June 30, 2000, the principal balance of the First and Second Notes and the remainder of the receivable from the stockholders of the Predecessor were secured by the personal assets of the stockholders of the Predecessor, including a first lien on real estate owned by the stockholders of the Predecessor with a fair value of approximately $1,050,000 based on an appraisal received by the Company in January 2000. They were also secured by an interest in the 1,933,000 shares of the Company's common stock issued to the stockholders of the Predecessor in connection with the acquisition of the Predecessor that were held in escrow as of June 30, 2000 (see Notes 1, 4 and 7 herein). However, due to the uncertainties related to collectibility, the Company has not accrued any interest on the First and Second Notes.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Income taxes:
               As of June 30, 2000, the Company had net operating loss carryforwards of approximately $1,316,000 available to reduce future Federal taxable income which will expire in 2020.

               The Company's deferred tax assets as of June 30, 2000 consisted of the effects of temporary differences attributable to the following:

                  Compensation paid through the issuance of
                     stock options ........................     $ 220,000
                  Allowance for doubtful accounts .........        48,000
                  Net operating loss carryforwards ........       527,000
                                                                ---------
                                                                  795,000
                  Less valuation allowance ................      (795,000)
                                                                ---------

                         Total ............................     $    --
                                                                =========

               Due to the  uncertainties  related to,  among other  things,  the extent and timing of its future taxable income, the Company offset its deferred tax assets by an equivalent valuation allowance as of June 30, 2000. The Company also offset its deferred tax assets by equivalent valuation allowances as of March 31, 2000 and December 31, 1999. As a result of the increases in the valuation allowance of $297,000 and $242,000 during the six and three months ended June 30, 2000, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations for those periods.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Short-term notes and other obligations payable:
               On March 10, 2000, the Company received $100,000 from an "accredited investor" through the issuance of a short-term, 9% promissory note in the same principal amount to the lender. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants remained outstanding as of June 30, 2000 and will be exercisable at $8.00 per share through April 25, 2003.

               As of June 30, 2000, the Company had remaining short-term notes and other obligations payable as further described below:

                  9% promissory note (A) .....................................     $150,000
                   Payments received for preferred stock prior to issuance (B)      108,000
                                                                                   --------

                         Total ...............................................     $258,000
                                                                                   ========

(A) Effective March 31, 2000, the Company received $150,000 from an "accredited investor" through the issuance of a short-term, 9% promissory note in the same principal amount and 30,000 shares of common stock to the lender. The Company initially increased common stock and additional paid-in capital by a total of $90,000 based on the estimated fair value of the shares issued and reduced the carrying value of the notes payable by an equivalent amount of debt discount (all of which was amortized to interest expense prior to June 30, 2000). The note is secured by all of the Company's assets as well as real estate owned by certain parties related to the stockholders of the Predecessor and leased by the Company (see Note 11 in the 10-KSB). In addition, the loan agreement requires the Company to issue 1,000 shares of its common stock per day to the lender, commencing ten days after the occurrence of a default, as a penalty until the obligation is repaid. The note initially became due but was not paid on May 15, 2000. The Company had charged $45,000 to interest expense during the six months ended June 30, 2000 for the approximate fair value of the 36,000 shares issuable to the lender as of June 30, 2000 as a result of the default and had included an equivalent amount in accrued expenses. On August 15, 2000, the Company agreed to issue 108,000 shares of common stock to the lender as the total penalty for the default and the lender agreed to extend the due date to August 31, 2000.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Short-term notes and other obligations payable (concluded):

(B) During the six months ended June 30, 2000, the Company received unrestricted cash payments of $108,000 from investors for the purchase of units of shares of convertible preferred stock and warrants to purchase shares of the Company's common stock pursuant to a proposed private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"), as further described in Note 10. Since the issuance of the preferred stock is subject to the consummation of the proposed private placement, the amount received has been reflected as a short-term obligation as of June 30, 2000 and the fair value of $30,000 of the 20,000 shares of common stock issued to the lender as a loan fee was charged to interest expense. In the event that the private placement is not consummated, the Company will have to negotiate revised terms with the investors for their investment.


Note 8 - Stock options:
               Effective as of January 1, 2000, the board of directors approved the adoption of a stock option plan (the "Option Plan") whereby it may grant options for the purchase of up to 300,000 shares of common stock to employees, consultants and other agents of the Company. Under the Option Plan, the maximum term of an option may not exceed five years. The actual term of each option, the exercise price, the vesting period and the manner of exercise for each option will be determined by the board of directors. During the period from January 1, 2000 through June 30, 2000, the board of directors granted options to employees pursuant to the Option Plan for the purchase of 73,000 shares of common stock that could be exercised at $3.00 per share at any time during the five year period subsequent to the date of grant. Options to purchase 18,000 shares were cancelled prior to June 30, 2000, and options to purchase 55,000 remained outstanding.

               In connection with the acquisition by the Company of its interest in TheRobot (see Note 4), the board of directors of the Company granted options to two of the executives of TheRobot whereby they may purchase, in the aggregate, up to 20,000 shares of common stock of the Company at $3.00 per share if TheRobot achieves specified increases in revenues or it acquires businesses with specified levels of revenues at various dates through March 14, 2001. If the milestones are met, the options will be exercisable during the three year period subsequent to March 14, 2001.

               See Note 9 in the 10-KSB for a description of options granted to the Company's two key executive officers prior to December 31, 1999 that remained outstanding as of June 30, 2000 for the purchase of up to 4,350,000 shares of common stock if the Company achieves specified increases in revenues or it acquires businesses with specified levels of revenues.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 9 - Settlement of litigation:
               On February 22, 2000,  one of the  Company's  major  vendors (the
               "Vendor") commenced litigation against the Predecessor and Liberty Food LLC, a subsidiary of the Company, in connection with the collection of approximately $1,063,000 owed by the Predecessor to the Vendor. On May 12, 2000, the Vendor, the Predecessor, certain stockholders of the Predecessor and Liberty Food LLC entered into a settlement agreement whereby, among other things: (i) the Predecessor agreed to issue a term note to the Vendor in the principal amount of $1,063,000 that is payable in varying installments through May 1, 2001 with interest at .75% above a specified bank's "base" rate; (ii) certain stockholders of the Predecessor personally guaranteed the payment of the term note and the interest thereon and pledged a total of 500,000 shares of the Company's common stock owned by them, but held in escrow (see Notes 1, 4 and 7), as additional collateral for the term note; and (iii) Liberty Food LLC guaranteed the payment of the term note and the interest thereon.


Note 10- Subsequent events:
               The Company has prepared a private placement memorandum for a proposed offering to "accredited investors" intended to be exempt from registration pursuant to the provisions of Regulation D of the Act for the sale of 120 units of Series A Preferred Stock
               (the "Series A Stock") and warrants to purchase shares of the Company's common stock at $50,000 per unit. As proposed, each unit offered will consist of 25,000 shares of Series A Stock and 10,000 redeemable common stock purchase warrants (the "Warrants"). Each Warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $5.00 per share during the three year period subsequent to the closing of the offering. The Warrants would be redeemable by the Company if the price of the common stock equals or exceeds 120% of the exercise price of the Warrant for 20 consecutive trading days prior to the redemption date.

                  LIBERTY GROUP HOLDINGS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 10- Subsequent events (concluded):
               In order to commence the private placement, the Company's Board of Directors will be required to authorize the issuance of up to 3,000,000 shares of Series A Stock. Each share of Series A Stock would have a par value of $.004 per share and a preference in liquidation equal to $2.00 per share plus all declared but unpaid dividends. Subject to anti-dilution provisions, each share of Series A Stock would be convertible into two shares of common stock at the option of the holder and would be automatically converted into two shares of common stock if the average closing price of the Company's common stock for 20 consecutive days is equal to or greater than $5.00 per share. In addition, the holders of Series A Stock would be entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock is convertible on each matter submitted to the Company's stockholders for voting. The holders of Series A Stock would be entitled to receive noncumulative dividends at the rate of 6% per annum on a semi-annual basis and whenever funds are legally available. The holders of the Series A Stock would have the right to redeem those shares at any time 30 months after issuance at the initial purchase price plus all declared but unpaid dividends. Management cannot assure that any of the units will be sold under the proposed terms. However, if the offering is consummated on the proposed terms, the Company would be required to issue 3,000,000 shares of Series A Stock and Warrants to purchase 1,200,000 shares of common stock.


                                      * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD LOOKING STATEMENTS


The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which cold cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

         The following discussion and analysis of the Company's historical results of operations for the six and three months ended June 30, 2000, pro forma results of operations for the six and three months ended June 30, 1999 and financial condition as of June 30, 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto herein of the Company and Ferro Foods Corp., the Company's predecessor. The following discussion and analysis of the results of operations and financial condition compare the historical results of operations of the Company for the six and three months ended June 30, 2000 with the pro forma results of operations for the six and three months ended June 30, 1999 set forth in Note 4 to the financial statements herein as though the acquisition of Ferro Foods had been consummated on January 1, 1999, instead of November 23, 1999, the date the predecessor was acquired.

Results of Operations
         From July 1997 until November 23, 1999, Bio Response was actively seeking an acquisition. Prior to November 23, 1999, Bio Response had no assets, liabilities, or obligations and did not engage in any operations or generate any revenues. On November 23, 1999 Bio Response was renamed Liberty Group Holdings, Inc. and simultaneously acquired Liberty Food Group, Ltd. and certain assets of Ferro Foods Corp. (see Notes 1 and 4 to the financial statements herein).

HISTORICAL SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO
   PRO FORMA SIX MONTHS ENDED JUNE 30, 1999
         The Company incurred a net loss of ($1,182,473) for the six months ended June 30, 2000 as compared to a net loss of ($432,007) for the six months ended June 30, 1999.

SALES:
         For the six months ended June 30, 2000, sales decreased by $1,165,678 or 13.5% to $7,459,887 from $8,625,565 for the six months ended June 30, 1999.The decrease was due to (1) the reorganization of the operational focus of Ferro and the attention of management necessary in order to incorporate the business of Ferro into the Company and (2) the Company incorporating new credit procedures for the elimination of nonprofitable customers.

COST OF SALES:
         For the six months ended June 30, 2000, cost of sales decreased by $1,552,549 or 20.4% to $6,055,510 from $7,608,059 for the six months ended June
30, 1999. This decrease was due to (1) decrease in sales and (2) greater efficiency in inventory purchasing.

GROSS PROFIT PERCENTAGE:
         For the six months ended June 30, 2000, gross profit percentage increased by 7.0% to 18.8% from 11.8% for the six months ended June 30, 1999. This increase was due to (1) greater efficiency in inventory purchasing and the broadening of the product line to include higher margin product, (2) an increase in sale prices and (3) the sale of more products with higher margins.

SELLING EXPENSES:
         For the six months ended June 30, 2000, selling expenses increased by $87,931 or 23.7% to $458,705 from $370,774 for the six months ended June 30, 1999. This increase was primarily related to an increase in the number of tractor trailer rentals, in an attempt by the Company to broaden it sales territories, as well as an overall increase in the cost of fuel.

GENERAL AND ADMINISTRATIVE EXPENSES:
         For the six months ended June 30, 2000, general and administrative expenses increased by $766,499 or 72.6% to $1,821,666 from $1,055,167 for the six months ended June 30, 1999. The increase was due to (1) professional fees of approximately $271,000, as a result of the acquisitions, reverse acquisition and related public filings, (2) salaries and related benefits of approximately $250,000 and (3) increases in office and warehouse expenses, rent, officers' life insurance expense, travel, and various other general and administrative expenses aggregating approximately $245,000 due to an increase in the corporate infrastructure.

INTEREST EXPENSE:
         For the six months ended June 30, 2000, interest expense increased by $172,179 or 730.4% to $195,751 from $23,572 for the six months ended June 30, 1999. The increase was due primarily to noncash charges for (1) the amortization of debt discount in the amount of $90,000 (2) a charge of $45,000 for the approximate fair value of 36,000 common shares issuable to a lender as a penalty for a past due loan and (3) a charge of $30,000 which was the approximate fair value of 20,000 common shares issued as a loan fee in connection $108,000 of short-term financing.

EQUITY IN NET LOSS OF EQUITY INVESTEE:
         On March 14, 2000, the Company acquired a 51% equity interest in AskTheRobot for total initial consideration of $200,000. The terms of the acquisition agreement also required the Company to make additional payments that were contingent upon the growth of the revenues of AskTheRobot. The Company initially accounted for the acquisition of the 51% equity interest in AskTheRobot in its interim financial statements as of and for the three months ended March 31, 2000 pursuant to the purchase method of accounting and, accordingly, the condensed financial statements therein included the results of operations of AskTheRobot from March 14, 2000, the date of acquisition, to March 31, 2000 on a consolidated basis. However, AskTheRobot had no sales or material results of operations during that period. During the period from July 1, 2000 to August 15, 2000, the Company and AskTheRobot negotiated changes to the original acquisition agreement whereby the Company's equity interest in AskTheRobot will be reduced from 51% to 10%. As a result the Company's obligations with respect to the contingent payments were cancelled and, accordingly, the Company's investment in the remaining 10% equity interest will be comprised of the initial consideration it paid on March 14, 2000 of $200,000. To reflect the temporary nature of its control of AskTheRobot, the Company changed its method of accounting for its 51% equity interest from consolidation to the equity method retroactive to March 31, 2000. The change had no material effect on the Company's sales and operating expenses and no effect on the Company's net loss for the six and three month periods ended June 30, 2000.

         For the six months ended June 30, 2000, the Company recorded a loss of $110,728 for its 51% equity interest in AskTheRobot for the period from March 14, 2000, the date of acquisition to June 30, 2000.

HISTORICAL THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO
   PRO FORMA THREE MONTHS ENDED JUNE 30, 1999

         The Company incurred a net loss of ($682,093) for the three months ended June 30, 2000 as compared to a net loss of ($503,925) for the three months ended June 30, 1999.

SALES:
         For the three months ended June 30, 2000, sales decreased by $417,119 or 10.0% to $3,740,062 from $4,157,181 for the three months ended June 30, 1999. This decrease was due to (1) the reorganization of the operational focus of Ferro and the attention of management necessary in order to incorporate the business of Ferro into the Company and (2) the Company incorporating new credit procedures for the elimination of nonprofitable customers.

COST OF SALES:
         For the three months ended June 30, 2000, cost of sales decreased by $847,676 or 22.7% to $2,881,826 from $3,729,502 for the three months ended June 30, 1999. This decrease was due to (1) a decrease in sales and (2) greater efficiency in inventory purchasing.

GROSS PROFIT PERCENTAGE:
         For the three months ended June 30, 2000, gross profit percentage increased by 12.66% to 22.95% from 10.29% for the three months ended June 30, 1999. This increase was due to (1) greater efficiency in inventory purchasing and the broadening of the product line to include higher margin product, (2) an increase in sale prices and (3) the sale of more products with higher margins.

SELLING EXPENSES:
         For the three months ended June 30, 2000, selling expenses increased by $11,178 or 5.0% to $234,661 from $223,483 for the three months ended June 30, 1999. This increase was primarily related to an increase in in the number of tractor trailer rentals, in an attempt by the Company to broaden its sales territories, as well as an overall increase in the cost of fuel.

GENERAL AND ADMINISTRATIVE EXPENSES:
         For the three months ended June 30, 2000, general and administrative expenses increased by $326,383 or 46.8% to $1,022,922 from $696,539 for the three months ended June 30,1999. This increase was due to (1) professional fees of approximately $224,000, as a result of the acquisitions, reverse acquisition and related public filings and (2) salaries and related benefits of approximately $120,000.

INTEREST EXPENSE:
         For the three months ended June 30, 2000, interest expense increased by $171,697 or 1,482.4% to $183,279 from $11,582 for the three months ended June 30, 1999. This increase was due primarily to the same noncash charges as for the six months ended June 30, 2000 described above.

EQUITY IN NET LOSS OF EQUITY INVESTEE:
         For the three months ended June 30, 2000, the Company recorded a loss of $99,467 for its 51% equity interest in AskTheRobot. Since AskTheRobot commenced operations in January 2000, the Company did not recognized its 51% ownership interest of the operations of AskTheRobot for the three months ended June 30, 1999.

Liquidity/Capital Resources

         The Company has incurred losses from inception and such losses and negative cash flow is expected to continue for the foreseeable future. As of June 30, 2000 the Company has a working capital deficit of ($718,281). If revenues and current spending levels are not adjusted accordingly, the Company may not achieve profitability. Even if profitability is achieved, the Company may not sustain or increase such profitability on a quarterly or annual basis in the future.

         Financing received by the Company during the six months ended June 30, 2000 and management's plans related to obtaining additional financing for the Company subsequent to June 30, 2000 are described below.

         In March 2000, the Company received $100,000 from an accredited investor through the issuance of a short term, 9% promissory note in the same principal amount and the issuance of 11,000 shares of common stock. On April 25, 2000, the note was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants are exercisable at $8 per share through April 25, 2003.

         On March 31, 2000, the Company received $150,000 from another accredited investor through the issuance of a short term, 9% promissory note in the same principal amount and 30,000 shares of common stock to the lender. The note is secured by all of the Company's assets as well as real estate owned by certain parties related to the stockholders of the predecessor company and leased by the Company. In addition, the loan agreement required the Company to issue 1,000 shares of its common stock per day to the lender, commencing ten days after the occurrence of a default, as a penalty until the obligation is repaid. The note initially became due but was not paid on May 15, 2000. On August 15, 2000, the Company agreed to issue 108,000 shares of common stock to the lender as the total penalty for the default and the lender agreed to extend the due date to August 31, 2000.

         During the six months ended June 30, 2000, the Company received unrestricted cash payments of $108,000 from investors for the purchase of units of shares of convertible preferred stock and warrants to purchase shares of the Company's common stock pursuant to a proposed private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"), as further described below. The amount received has been reflected as a short term obligation as of June 30, 2000. In the event that the private placement is not consummated, the Company will have to negotiate revised terms with the investors for their investment.

         The Company has prepared a private placement memorandum for a proposed offering to "accredited investors" intended to be exempt from registration pursuant to the provisions of Regulation D of the Act for the sale of 120 units of Series A Preferred Stock (the "Series A Stock") and warrants to purchase shares of the Company's common stock at $50,000 per unit. As proposed, each unit offered will consist of 25,000 shares of Series A Stock and 10,000 redeemable common stock purchase warrants (the "Warrants"). Each Warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $5.00 per share during the three year period subsequent to the closing of the offering. The Warrants would be redeemable by the Company if the price of the common stock equals or exceeds 120% of the exercise price of the Warrant for 20 consecutive trading days prior to the redemption date.

         In order to commence the private placement, the Company's Board of Directors will be required to authorize the issuance of up to 3,000,000 shares of Series A Stock. Each share of Series A Stock would have a par value of $.004 per share and a preference in liquidation equal to $2.00 per share plus all declared but unpaid dividends. Subject to anti-dilution provisions, each share of Series A Stock would be convertible into two shares of common stock at the option of the holder and would be automatically converted into two shares of common stock if the average closing price of the Company's common stock for 20 consecutive days is equal to or greater than $5.00 per share. In addition, the holders of Series A Stock would be entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock is convertible on each matter submitted to the Company's stockholders for voting. The holders of Series A Stock would be entitled to receive noncumulative dividends at the rate of 6% per annum on a semi-annual basis and whenever funds are legally available. The holders of the Series A Stock would have the right to redeem those shares at any time 30 months after issuance at the initial purchase price plus all declared but unpaid dividends. Management cannot assure that any of the units will be sold under the proposed terms. However, if the offering is consummated on the proposed terms, the Company would be required to issue 3,000,000 shares of Series A Stock and Warrants to purchase 1,200,000 shares of common stock.

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

Item 2. Changes in Securities and Use of Proceeds. On April 25, 2000, the note which was issued by the Company to an accredited investor in March 2000 for $100,000 was converted into 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $8.00 per share. The warrants are exercisable through April 25, 2003. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

As of June 1, 2000, (i) 15,000 shares of common stock were issued in connection with a loan made to the Company in the amount of $75,000, (ii) 11,000 shares stock were issued in connection with a loan made to the Company in the amount of $100,000 and (iii) 5,000 shares of common stock were issued in connection with a loan in the amount of $43,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

See "Part II, Item 3. Defaults upon Senior Securities" below with respect to addition issuances of shares of common stock by the Company.

Although the Company has prepared a private placement memorandum for a proposed offering of preferred stock and warrants to purchase common stock, neither the preferred stock nor the warrants have been issued. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity/Capital Resources" above.

Item 3. Defaults upon Senior Securities. The note issued to an investor for $150,000, which was initially due on May 15, 2000, was extended until August 31, 2000. Since such note requires the Company to issue the lender 1,000 shares a day after a default of the note, 108,000 shares of common stock are to be issued to the lender. If the note is not paid on August 31, 2000, the 1,000 share penalty shall commence accruing again.

Item 4.    Submission of matters to a vote of Security Holders.
None.

Item 5.   Other information.

On July 31, 2000, the Company expanded its Board of Directors to add Crawford Shaw and Wayne Beale.

Item 6.   Exhibits and reports on Form 8-K.

(a)      Exhibits

              27.1 Financial Data Schedule.


(b)      Reports on Form 8-K.  None.

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



 By:     /s/ Dennis E. Lane                                  August 21, 2000
       -----------------------------------------------
       Dennis E. Lane, Director, Chairman, Chief
       Executive Officer, Treasurer



 By:     /s/ Barry L. Hawk                                   August 21, 2000
       -----------------------------------------------
       Barry L. Hawk, Director, President, Chief
       Operations Officer, Secretary

                               INDEX OF EXHIBITS
                               -----------------

     27.1     Financial Data Schedule